Form 10-Q
period 2020-09-30
STARBOARD VALUE ACQUISITION CORP.
filed 2020-11-16
CIK 1794905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-39496

Starboard Value Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	84-3743013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Third Avenue, 18th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 845-7977
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-sixth of one Redeemable Warrant	SVACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	SVAC	The Nasdaq Stock Market LLC
Redeemable Warrants, exercisable for one share of Class A Common Stock for $11.50 per share	SVACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

*The registrant became subject to such requirements on September 9, 2020, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 16, 2020, 40,423,453 shares of Class A common stock, par value $0.0001, and 10,105,863 shares of Class B common stock, par value $0.0001, were issued and outstanding.

STARBOARD VALUE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STARBOARD VALUE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$2,652,970	$72,751
Prepaid expenses	279,418	-
Total current assets	2,932,388	72,751
Deferred offering costs associated with the initial public offering	-	312,489
Investments held in Trust Account	404,261,756	-
Total Assets	$407,194,144	$385,240

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$42,363	$253,937
Accrued expenses	70,000	-
Franchise tax payable	150,702	565
Note payable - related party	-	107,062
Total current liabilities	263,065	361,564
Deferred legal fees	250,000	-
Deferred underwriting commissions in connection with the initial public offering	18,190,554	-
Total liabilities	18,703,619	361,564

Commitments and Contingencies
Class A common stock; 38,349,052 shares subject to possible redemption at $10.00 per share	383,490,520	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,074,401 shares issued and outstanding (excluding 38,349,052 shares subject to possible redemption)	207	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,105,863 shares issued and outstanding (1)	1,011	1,035
Additional paid-in capital	5,175,852	23,965
Accumulated deficit	(177,065)	(1,324)
Total stockholders' equity	5,000,005	23,676
Total Liabilities and Stockholders' Equity	$407,194,144	$385,240

(1) This number includes up to 1,350,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters as of December 31, 2019. On September 18, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 4,423,453 Units; thus, only 244,137 Class B ordinary shares were forfeited accordingly.(see Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARBOARD VALUE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2020	For The Nine Months Ended September 30, 2020
General and administrative expenses	$52,801	$52,830
Franchise tax expense	147,937	150,137
Loss from operations	$(200,738)	$(202,967)
Net gain on investments held in Trust Account	27,226	27,226
Net loss	$(173,512)	$(175,741)

Weighted average shares outstanding of Class A common stock	38,081,625	38,081,625
Basic and diluted net income per share	$-	$-
Weighted average shares outstanding of Class B common stock	10,105,863	10,105,863
Basic and diluted net loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARBOARD VALUE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	For the Three and Nine Months Ended September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019 (1)(2)	-	$-	10,350,000	$1,035	$23,965	$(1,324)	$23,676
Net loss (unaudited)	-	-	-	-	-	(1,086)	(1,086)
Balance - March 31, 2020 (unaudited) (1)(2)	-	$-	10,350,000	$1,035	$23,965	$(2,410)	$22,590
Net loss (unaudited)	-	-	-	-	-	(1,143)	(1,143)
Balance - June 30, 2020 (unaudited) (1)(2)	-	$-	10,350,000	$1,035	$23,965	$(3,553)	$21,447
Sale of units in initial public offering, gross	40,423,453	4,042	-	-	404,230,488	-	404,234,530
Offering costs	-	-	-	-	(25,676,631)	-	(25,676,631)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	10,084,691	-	10,084,691
Class B common stock forfeited	-	-	(244,137)	(24)	24	-	-
Class A common stock subject to possible redemption	(38,349,052)	(3,835)	-	-	(383,486,685)	-	(383,490,520)
Net loss	-	-	-	-	-	(173,512)	(173,512)
Balance - September 30, 2020 (unaudited)	2,074,401	$207	10,105,863	$1,011	$5,175,852	$(177,065)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1) This number includes up to 1,350,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On September 18, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 4,423,453 Units; thus, only 244,137 Class B ordinary shares were forfeited accordingly.(see Note 5)

(2) As of December 31, 2019, March 31, 2020 and June 30, 2020, 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, was issued and outstanding. On September 9, 2020, the Company effected a 1.2:1 share capitalization, resulting in an aggregate of 10,350,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization.

STARBOARD VALUE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(175,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(27,226)
Changes in operating assets and liabilities:
Prepaid expenses	(279,418)
Accounts payable	30,760
Franchise tax payable	150,137
Net cash used in operating activities	(301,488)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(404,234,530)
Net cash used in investing activities	(404,234,530)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	41,500
Repayment of note payable to related party	(141,500)
Proceeds received from initial public offering, gross	404,234,530
Proceeds received from private placement	10,084,691
Offering costs paid	(7,102,984)
Net cash provided by financing activities	407,116,237

Net change in cash	2,580,219

Cash - beginning of the period	72,751
Cash - end of the period	$2,652,970

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$7,666
Offering costs included in accrued expenses	$70,000
Offering costs funded with note payable	$7,062
Deferred underwriting commissions in connection with the initial public offering	$18,190,554
Deferred legal fees	$250,000
Initial value of Class A common stock subject to possible redemption	$341,051,610
Change in initial value of Class A common stock subject to possible redemption	$42,438,910
Forfeiture of Class B common stock	$24

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Starboard Value Acquisition Corp. (the “Company”) was incorporated in Delaware on November 14, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from November 14, 2019 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is SVAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for the Company’s Initial Public Offering became effective on September 9, 2020. On September 14, 2020, the Company consummated its Initial Public Offering of 36,000,000 units (the “Units” and, with respect to the Class A common stock, par value $0.0001 per share, included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $23.0 million, inclusive of $16.2 million in deferred underwriting commissions (Note 5).  The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,400,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 18, 2020, the underwriters partially exercised the over-allotment option and on September 23, 2020, purchased an additional 4,423,453 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $44.2 million, and incurred additional offering costs of approximately $2.7 million (net of approximately $221,000 in reimbursement for certain expenses from the underwriters), including approximately $2.0 million in deferred underwriting fees.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale (the “Private Placement”) of an aggregate of 6,133,333 warrants (the “Private Placement Warrants”) to the Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $9.2 million. In connection with the underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an additional 589,794 Private Placement Warrants, generating gross proceeds to the Company of approximately $0.9 million.

Upon the closing of the Initial Public Offering, the Private Placement, the sale of the Over-Allotment Units and 589,794 additional Private Placement Warrants, $404.2 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Private Placement, the Over-Allotment Units and the additional Private Placement Warrants were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriting discount and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the time frame described below, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or September 14, 2022 (the “Combination Period”), the Company will (i) cease all operations, except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor and the Company’s officers and directors should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a transaction agreement reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, less franchise and income taxes payable. This liability will not apply with respect to any claims by a third party or target that executed an agreement waiving claims against and all rights to seek access to the Trust Account whether or not such agreement is enforceable or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company's independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Current Report on Form 8-K, the unaudited pro forma balance sheet and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on September 18, 2020, September 28, 2020 and September 11, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $2.7 million in its operating bank account, and working capital of approximately $2.7 million.

The Company’s liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan under the Note (as defined below) of approximately $141,000 (see Note 4) from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 14, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below in Note 4). As of September 30, 2020, there were no Working Capital Loans outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at September 30, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of underwriting, legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 38,349,052 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $37,000, which had a full valuation allowance recorded against it of approximately $37,000. The deferred tax asset is comprised at approximately $26,000 of projected net operating loss for the current tax year and approximately $11,000 of organization and start-up costs.

For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net loss per share is computed by dividing net income by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase up to an aggregate of 20,197,611 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the net gain on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account of approximately $27,000 for the three and nine months ended September 30, 2020, resulting in net income of nil for the three and nine months ended September 30, 2020, by the weighted average number of Class A common stock outstanding since the date of issuance. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $174,000 and $176,000 for the three and nine months ended September 30, 2020, respectively, less income attributable to Class A common stock of nil for each period, by the weighted average number of Class B common stock outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

On September 14, 2020, the Company consummated its Initial Public Offering of 36,000,000 Units at $10.00 per Unit, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $23.0 million, inclusive of $16.2 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,400,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 18, 2020, the underwriters partially exercised the over-allotment option and on September 23, 2020, purchased an additional 4,423,453 Units, generating gross proceeds of approximately $44.2 million, and incurring additional offering costs of approximately $2.7 million (net of approximately $221,000 in reimbursement for certain expenses from the underwriters), including approximately $2.0 million in deferred underwriting fees.

Each Unit consists of one share of Class A common stock, and one-sixth of one redeemable warrant (or 6,737,242 redeemable warrants in the aggregate, assuming no exercise of the underwriters’ over-allotment option) (each, a “Detachable Redeemable Warrant”) and a contingent right to receive at least one-sixth of one redeemable warrant following the Initial Business Combination Redemption Time (as defined below) under certain circumstances and subject to adjustments (the “Distributable Redeemable Warrants”). Each Public Warrant (as defined below) entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s Certificate of Incorporation provides that, at the distribution time (as defined below), the Company will effect a distribution of a number of warrants equal to the number of Units issued in the Initial Public Offering multiplied by one-sixth (the “Aggregate Warrant Amount”) as follows: (i) to the extent that no Public Stockholders redeem their Public Shares in connection with the initial Business Combination, each Public Stockholder will receive one-sixth of one Distributable Redeemable Warrant per Public Share and (ii) to the extent that any Public Stockholders redeem any of their Public Shares in connection with the initial Business Combination, then (A) one-sixth of one Distributable Redeemable Warrant will be distributed per each Public Share that was not redeemed (the “Remaining Public Shares”) and (B) the warrants in an amount equal to the Aggregate Warrant Amount less the number of warrants distributed pursuant to the foregoing clause (A) will be distributed on a pro rata basis to (x) the holders of the Remaining Public Shares based on their percentage of Class A common stock held after redemptions and the issuance of any forward purchase shares, as Distributable Redeemable Warrants and (y) the holders of the forward purchase shares based on their percentage of Class A common stock held after redemptions and the issuance of any forward purchase shares, as private placement warrants. Public Stockholders who exercise their redemption rights are not entitled to receive any distribution of Distributable Redeemable Warrants in respect of such redeemed Public Shares. The right of any Public Stockholder to receive any additional Distributable Redeemable Warrants with respect to each Public Share they hold is contingent upon such share not being redeemed in connection with the initial Business Combination. The number of Distributable Redeemable Warrants to be distributed in respect of each share of unredeemed Class A common stock is contingent upon the aggregate number of Public Shares that are redeemed in connection with the initial Business Combination. The right to receive Distributable Redeemable Warrants will remain attached to the Class A common stock and will not be separately transferable, assignable or salable. The Distributable Redeemable Warrants will be distributed at the “distribution time,” which will be immediately after the Initial Business Combination Redemption Time and immediately before the closing of the initial Business Combination. The Distributable Redeemable Warrants, together with the Detachable Redeemable Warrants, are collectively referred to herein as the “Public Warrants”. The “Initial Business Combination Redemption Time” means the time at which the Company redeems the shares of Class A common stock that the holders thereof have elected to redeem in connection with the initial Business Combination, which will occur prior to the consummation of the initial Business Combination.

Note 4—Related Party Transactions

Founder Shares

On November 27, 2019, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. In June 2020, the Sponsor transferred (i) 431,250 Founder Shares to Martin D. McNulty, Jr., the Company’s Chief Executive Officer and a member of the board of directors and (ii) 25,000 Founder Shares to each of Pauline J. Brown, Michelle Felman and Lowell Robinson. In July 2020, the Sponsor transferred 25,000 Founder Shares to Robert L. Greene. On September 9, 2020, the Company effected a 1.2:1 share capitalization, resulting in an aggregate of 10,350,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization.

The Sponsor and the Company's Chief Executive Officer agreed to forfeit up to 1,350,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 23, 2020, upon the underwriters' partial exercise of the over-allotment, an aggregate of 244,137 Founder Shares were forfeited by the Sponsor and the Company’s Chief Executive Officer.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until (A) one year after the date of the consummation of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,133,333 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $9.2 million. In connection with the underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an additional 589,794 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of approximately $0.9 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On November 27, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of October 31, 2020 or the completion of the Initial Public Offering. The Company borrowed approximately $141,000 under the Note and fully repaid the Note on September 14, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on the date that the securities of the Company are first listed on The Nasdaq Stock Market LLC and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of  $10,000 per month for office space, administrative and support services.

The Sponsor, the Company’s executive officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Commitments and Contingencies

Forward Purchase Agreement

On September 9, 2020, certain clients of Starboard Value LP, a Delaware limited partnership, which are also the majority-owners of the Sponsor, entered into a forward purchase agreement (the “forward purchase agreement”) with the Company, pursuant to which such clients (the “forward purchasers”) will purchase shares of the Company’s Class A common stock (“forward purchase shares”) at a price equal to $9.50 per share, in a private placement that will close simultaneously with the closing of the initial Business Combination. At the closing, the forward purchasers will purchase the number of forward purchase shares from the Company that would result in net proceeds in an aggregate amount necessary to satisfy the aggregate payment obligations resulting from the exercise of redemption rights by holders of the Public Shares in connection with the initial Business Combination (the “Redemption Obligation”), subject to a maximum funding commitment by the forward purchasers of $100.0 million. In addition, in connection with their purchase of any forward purchase shares, the forward purchasers will acquire private placement warrants at the distribution time. The forward purchasers have agreed that they will not redeem any Class A common stock held by them in connection with the initial Business Combination. The forward purchase shares are identical to the shares of Class A common stock included in the Units, except that the forward purchase shares are subject to transfer restrictions and certain registration rights, as described herein, and there is no contingent right to receive Distributable Redeemable Warrants attached to the forward purchase shares. Rather, in connection with their purchase of any forward purchase shares, the forward purchasers will acquire private placement warrants.

Optional Share Purchase Agreement

In addition, on September 9, 2020, the Company entered into an agreement with the forward purchasers, pursuant to which the forward purchasers may, at their option in whole or in part, anytime or from time to time during the 6-month period following the closing of the initial Business Combination, purchase additional common equity of the surviving entity in the initial Business Combination at a price of  $10.00 per share (or other relevant equity interest) (the “optional shares”) for aggregate consideration not to exceed the difference between (i) $150.0 million and (ii) the lesser of  (a) the Redemption Obligation or (b) $100.0 million (the “optional share purchase agreement”).

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the forward purchase agreement, the Company has agreed to use its commercially reasonable efforts to (i) within 30 days after the closing of the initial Business Combination, file a registration statement with the SEC for a secondary offering of the forward purchase shares and any private placement warrants (including the shares of common stock issuable upon exercise thereof) issued to the forward purchasers, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after such closing and (iii) maintain the effectiveness of such registration statement, until the earlier of  (A) the date on which the forward purchasers cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement. The Company will bear the costs of registering the forward purchase shares and private placement warrants. The optional share purchase agreement provides that the forward purchasers are entitled to certain registration rights with respect to their optional shares.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, and were paid approximately $8.1 million in the aggregate, upon the closing of the Initial Public Offering and the sale of Over-Allotment Units. The underwriters agreed and paid approximately $2.0 million to the Company to reimburse certain of the Company’s expenses in connection with the Initial Public Offering and the sale of Over-Allotment Units.

An additional fee of $0.45 per Unit, or $18.2 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company obtained legal advisory service with a legal counsel firm in connection with the Initial Public Offering and agreed to pay the legal counsel firm an amount of $250,000 solely in the event that the Company completes a Business Combination.

Note 6—Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were 40,423,453 shares of Class A common stock outstanding, including 38,349,052 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheet. As of December 31, 2019, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In November 2019, the Company issued 8,625,000 shares of Class B common stock. On September 9, 2020, the Company effected a share capitalization, resulting in an aggregate of 10,350,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The Sponsor and the Company's Chief Executive Officer agreed to forfeit up to 1,350,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 23, 2020, upon the underwriters' partial exercise of the over-allotment, an aggregate of 244,137 Founder Shares were forfeited by the Sponsor and the Company’s Chief Executive Officer. As of September 30, 2020 and December 31, 2019, there were 10,105,863 and 10,350,000 shares of Class B common stock outstanding, respectively.

Prior to the initial Business Combination, only holders of the Company’s Class B common stock will have the right to vote on the election of directors. Holders of the Class A common stock will not be entitled to vote on the election of directors during such time. These provisions of the Certificate of Incorporation may only be amended if approved by the holders of at least 90% of the Company’s common stock entitled to vote thereon. With respect to any other matter submitted to a vote of the Company’s stockholders, including any vote in connection with the initial Business Combination, except as required by applicable law or stock exchange rule, holders of the Company’s Class A common stock and holders of the Company’s Class B common stock will vote together as a single class, with each share entitling the holder to one vote.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination (other than the forward purchase shares and the private placement warrants delivered pursuant to the forward purchase agreement), the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding the forward purchase shares and private placement warrants delivered pursuant to the forward purchase agreement, any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Once the warrants become exercisable, the Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In addition, commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants for shares of Class A common stock (including both Public Warrants and Private Placement Warrants):

•	in whole and not in part;

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock determined by reference to an agreed table described in the warrant agreement, based on the redemption date and the “fair market value” of the Class A common stock except as otherwise described below;

•	if, and only if, the last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders;

•	if, and only if, the Private Placement Warrants and the private placement warrants to be issued pursuant to the forward purchase agreement are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and

•	if and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given, or an exemption from registration is available.

The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. In addition, if  (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and, (i) in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance, and (ii) without taking into account (A) the transfer of Founder Shares or Private Placement Warrants (including if such transfer is effectuated as a surrender to the Company and subsequent reissuance by the Company) by the Sponsor in connection with such issuance) or (B) any private placement warrants issued pursuant to the forward purchase agreement (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
U.S. Treasury Securities	$404,258,816	$-	$-
	$404,258,816	$-	$-

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 instruments include U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2020.

Investments held in Trust Account included $2,940 of cash as of September 30, 2020.

Note 8—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through November 16, 2020, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “our,” “us” or “we” refer to Starboard Value Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on November 14, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that we have not yet identified. Our sponsor is SVAC Sponsor LLC, a Delaware limited liability company (our “Sponsor”).

Our registration statements for our initial public offering (the “Initial Public Offering”) became effective on September 9, 2020. On September 14, 2020, we consummated the Initial Public Offering of 36,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $23.0 million, inclusive of $16.2 million in deferred underwriting commissions.  The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,400,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 18, 2020, the underwriters partially exercised the over-allotment option and on September 23, 2020, purchased an additional 4,423,453 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $44.2 million, and incurred additional offering costs of approximately $2.7 million (net of approximately $221,000 in reimbursement for certain expenses from the underwriters), including approximately $2.0 million in deferred underwriting fees. Commencing on November 2, 2020, holders of the Units may elect to separately trade the Public Shares and the Detachable Redeemable Warrants (as defined below) included in the Units.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale (the “Private Placement”) of an aggregate of 6,133,333 warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $9.2 million. In connection with the underwriters’ partial exercise of their over-allotment option, our Sponsor purchased an additional 589,794 Private Placement Warrants, generating gross proceeds of approximately $0.9 million.

Upon the closing of the Initial Public Offering, the Private Placement, the sale of the Over-Allotment Units and the sale of 589,794 additional Private Placement Warrants, $404.2 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Private Placement, the Over-Allotment Units and the additional Private Placement Warrants were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or September 14, 2022 (the “Combination Period”), we will (i) cease all operations, except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of approximately $174,000, which consisted of approximately $27,000 of net gain on investments held in Trust Account, offset by approximately $53,000 in general and administrative expenses and approximately $148,000 in franchise tax expense.

For the nine months ended September 30, 2020, we had a net loss of approximately $176,000, which consisted of approximately $27,000 of net gain on investments held in Trust Account, offset by approximately $53,000 in general and administrative expenses and approximately $150,000 in franchise tax expense.

Liquidity and Capital Resources

As of September 30, 2020, we had $2.7 million in its operating bank account, and working capital of approximately $2.7 million.

Our liquidity needs to date have been satisfied through the payment of $25,000 from our Sponsor to purchase the Founder Shares (as defined below), the loan of approximately $141,000 under a promissory note from our Sponsor (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 14, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2020, there were no working capital loans outstanding.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement with our Sponsor to pay our Sponsor a total of $10,000 per month for office space, and administrative and support services.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

Net Income (Loss) Per Common Share

Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the net gain on investment securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of Class A common stock outstanding for each period. Net loss per common share, basic and diluted for Class B common stock is calculated by dividing the net loss, less income attributable to Class A common shares by the weighted average number of Class B common shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2020, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s final prospectus for the Initial Public Offering as filed with the SEC on September 11, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

On September 14, 2020, we consummated our Initial Public Offering of 36,000,000 Units. On September 23, 2020, in connection with underwriters’ election to partially exercise their over-allotment option, we sold an additional 4,423,453 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $404,234,530. Each Unit consists of one share of Class A common stock and one-sixth of one redeemable warrant (the “Detachable Redeemable Warrants”). In addition, each share of Class A common stock issued in the Initial Public Offering carries a contingent right to receive at least one-sixth of one redeemable warrant following the Initial Business Combination Redemption Time under certain circumstances and subject to adjustment (the “Distributable Redeemable Warrants”, and with the Detachable Redeemable Warrants, the “Redeemable Warrants”). UBS Securities LLC, Stifel, Nicolaus & Company, Incorporated and Cowen and Company, LLC acted as the book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248094), which the SEC declared effective on September 9, 2020, and a related registration statement on Form S-1MEF (No. 333-248699), which became effective on the same date.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of an aggregate of 6,133,333 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $9,200,000. In connection with the underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an additional 589,794 Private Placement Warrants, generating gross proceeds to the Company of $884,691. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Redeemable Warrants underlying the Units sold in the Initial Public Offering, except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company, except as otherwise set forth in the Company’s prospectus; (2) they (including the Class A common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor, until 30 days after the completion of the Company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof  (including with respect to the shares of common stock issuable upon exercise of the Private Placement Warrants) are entitled to registration rights.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement Warrants, $404,234,530 was placed in the Trust Account.

Use of Proceeds

We paid a total of approximately $7.9 million underwriting discounts and commissions (excluding the deferred portion) and approximately $7.1 million for other offering costs and expenses related to the Initial Public Offering. In connection with the Initial Public Offering, we incurred offering costs of approximately $25.7 million, inclusive of $18.2 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, approximately $404.2 million of the net proceeds of the sale of the Units in the Initial Public Offering, the Private Placement, the Over-Allotment Units and the additional Private Placement Warrants were placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated September 9, 2020, between the Company and UBS Securities LLC, as representative of the several underwriters (1)
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Warrant Agreement, dated September 9, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (1)
10.1	Amended and Restated Private Placement Warrants Purchase Agreement, dated September 9, 2020, between the Company and SVAC Sponsor LLC (1)
10.2	Letter Agreement, dated September 9, 2020, among the Company, SVAC Sponsor LLC and each of the officers and directors of the Company (1)
10.3	Investment Management Trust Account Agreement, dated September 9, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee (1)
10.4	Registration Rights Agreement, dated September 9, 2020, among the Company and certain security holders (1)
10.5	Form of Indemnity Agreement, between the Company and each of the officers and directors of the Company (1)
10.6	Administrative Services Agreement, dated September 9, 2020, between the Company and SVAC Sponsor LLC (1)
10.7	Amended and Restated Forward Purchase Agreement, dated September 9, 2020, among the Company and the purchasers signatory thereto (1)
10.8	Optional Share Purchase Agreement, dated September 9, 2020, among Company and the purchasers signatory thereto (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBOARD VALUE ACQUISITION CORP

Date: November 16, 2020		/s/ Martin D. McNulty, Jr.
	Name:	Martin D. McNulty, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020		/s/ Kenneth R. Marlin
	Name:	Kenneth R. Marlin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

