Form 10-K
period 2020-12-31
STARBOARD VALUE ACQUISITION CORP.
filed 2021-03-15
CIK 1794905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39496

Starboard Value Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	84-3743013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 Third Avenue, 18th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 845-7977

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A Common Stock and one-sixth of one Redeemable Warrant	SVACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	SVAC	The Nasdaq Stock Market LLC
Redeemable Warrants, exercisable for one share of Class A Common Stock for $11.50 per share	SVACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the Nasdaq Capital Market on September 10, 2020 and the registrant’s shares of Class A common stock and warrants began trading on the Nasdaq Capital Market on November 2, 2020. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on March 12, 2021, as reported on the Nasdaq Capital Market, was approximately $407,872,641.

As of March 12, 2021, 40,423,453 shares of Class A common stock, par value $0.0001, and 10,105,863 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Documents incorporated by reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to complete our initial business combination with Cyxtera Technologies, Inc. or any other initial business combination (as defined below);

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	actual and potential conflicts of interest relating to Starboard Value LP (“Starboard”), our directors, officers and the Industry Advisors (as defined below);

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our ability to draw from the support and expertise of Starboard;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

ii

PART I

Item 1.	Business.

References in this Annual Report to “we,” “us,” “company, “our company” or “SVAC” are to Starboard Value Acquisition Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” are to SVAC Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering (the “IPO”).

Overview

We are a blank check company incorporated in 2019 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”.

Our sponsor is an affiliate of Starboard, a registered investment adviser with investment experience and a track record of value creation in portfolio companies operating in the public markets. Starboard has assembled a seasoned team of executives (the “Industry Advisors”), whom we believe will help us execute our differentiated investment strategy. Through our affiliation with our sponsor and Industry Advisors, we seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic, or managerial transformation to maximize value for stockholders. We focus on private companies which we believe offer an opportunity for stockholder value creation through the combination of (i) an attractive valuation entry point, (ii) a clear plan to unlock incremental value through operational and/or strategic improvements, and (iii) a clear path to bring the target company to the public market and implement best-in-class public company governance. We seek to partner with the owners of private companies to offer them an option to create partial liquidity, transition their legacy to a public company and/or resolve any fragmented ownership or succession planning issues, all while maintaining a singular focus on driving the target business to a higher level of performance and value.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we focus on industries that align with the background of our sponsor and Industry Advisors. These industries include the technology, healthcare, consumer, industrials and hospitality & entertainment sectors, which we refer to as our targeted sectors. We believe that there are many potential business combination targets within these industries that could become attractive public companies. Furthermore, we believe that we are well-positioned to drive ongoing value creation post-business combination, based on the operational and investment experience and track record of our team within our targeted sectors over time. We believe our team is well-suited to identify and execute on opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders. We are not, however, required to complete our initial business combination within our targeted sectors, and, as a result, we may pursue a business combination outside of these industries.

Company History

On September 14, 2020, we consummated our IPO of 36,000,000 units at $10.00 per unit, generating gross proceeds of $360.0 million. Each unit consists of one share of Class A common stock and one-sixth of one redeemable warrant (each, a “detachable redeemable warrant”) and a contingent right to receive at least one-sixth of one redeemable warrant following the time at which we redeem the shares of Class A common stock that the holders thereof have elected to redeem in connection with the initial business combination (the “initial business combination redemption time”) under certain circumstances and subject to adjustments (the “distributable redeemable warrants”). Our amended and restated certificate of incorporation provides that, at the distribution time (as defined below), we will effect a distribution of a number of warrants equal to the number of units issued in the IPO multiplied by one-sixth (the “Aggregate Warrant Amount”) as follows: (i) to the extent that no holders of public shares (the “public stockholders”) redeem their shares of Class A common stock issued in the IPO (whether acquired in the IPO or afterwards) (the “public shares”) in connection with the initial business combination, each public stockholder will receive one-sixth of one distributable redeemable warrant per public share and (ii) to the extent that any public stockholders redeem any of their public shares in connection with the initial business combination, then (A) one-sixth of one distributable redeemable warrant will be distributed per each public share that was not redeemed (the “remaining public shares”) and (B) the warrants in an amount equal to the Aggregate Warrant Amount less the number of warrants distributed pursuant to the foregoing clause (A) will be distributed on a pro rata basis to (x) the holders of the remaining public shares based on their percentage of Class A common stock held after redemptions and the issuance of any forward purchase shares (as defined below), as distributable redeemable warrants and (y) the holders of the forward purchase shares based on their percentage of Class A common stock held after redemptions and the issuance of any forward purchase shares, as private placement warrants. Public stockholders who exercise their redemption rights are not entitled to receive any distribution of distributable redeemable warrants in respect of such redeemed public shares. The number of distributable redeemable warrants to be distributed in respect of each public share is contingent upon the aggregate number of public shares that are redeemed in connection with our initial business combination. The “distribution time” references the time at which the distributable redeemable warrants and the private placement warrants, if any, to the forward purchasers (as defined below) will be distributed, which will occur immediately after the initial business combination redemption time and immediately prior to the closing of our initial business combination.

On September 18, 2020, the underwriters in the IPO partially exercised their over-allotment option and on September 23, 2020, purchased an additional 4,423,453 units (the “over-allotment units”), generating gross proceeds of approximately $44.2 million.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 6,133,333 warrants (the “private placement warrants”) to our sponsor, at a purchase price of $1.50 per private placement warrant, generating gross proceeds to us of $9.2 million. In connection with the underwriters’ partial exercise of their over-allotment option, our sponsor purchased an additional 589,794 private placement warrants, at a purchase price of $1.50 per private placement warrant, generating gross proceeds to us of approximately $0.9 million.

Upon the closing of the IPO, the sale of the private placement warrants, the sale of the over-allotment units and 589,794 additional private placement warrants, $404.2 million ($10.00 per unit) of the net proceeds of such sales were placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “trust account”), and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or with respect to any other material provision relating to stockholder rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 24 months from the closing of the IPO, subject to applicable law.

On September 9, 2020, certain clients of Starboard, which are also the majority-owners of our sponsor, entered into an amended and restated forward purchase agreement (the “forward purchase agreement”) with us pursuant to which such clients (the “forward purchasers”) will purchase shares of our Class A common stock (“forward purchase shares”) at a price equal to $9.50 per share, in a private placement that will close simultaneously with the closing of our initial business combination. At the closing, the forward purchasers will purchase the number of forward purchase shares from us that would result in net proceeds in an aggregate amount necessary to satisfy our aggregate payment obligations resulting from the exercise of redemption rights by holders of our public shares in connection with our initial business combination (the “Redemption Obligation”), subject to a maximum funding commitment by the forward purchasers of $100,000,000 (the “Maximum Backstop Commitment”). In addition, in connection with their purchase of any forward purchase shares, the forward purchasers will acquire private placement warrants at the distribution time as further described above.

In November 2019, our sponsor purchased an aggregate of 8,625,000 shares of our Class B common stock (our “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. In June 2020, our sponsor transferred (i) 431,250 founder shares to Martin D. McNulty, Jr., our Chief Executive Officer and a member of our board of directors, and (ii) 25,000 founder shares to each of Pauline J. Brown, Michelle Felman and Lowell Robinson. In July 2020, our sponsor transferred 25,000 founder shares to Robert L. Greene. On September 9, 2020, we effected a stock dividend of 1,725,000 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 10,350,000 founder shares. An aggregate of 244,137 of such founder shares held by our sponsor and our Chief Executive Officer were forfeited upon the underwriters’ partial exercise of the over-allotment option on September 18, 2020. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of our Class A common stock and our Class B common stock (collectively, the “common stock”) upon the completion of our IPO. The founder shares will be worthless if we do not complete an initial business combination.

Proposed Business Combination

On February 21, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mundo Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of SVAC (“Merger Sub 1”), Mundo Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of SVAC (“Merger Sub 2”), Cyxtera Technologies, Inc., a Delaware corporation (“Cyxtera”), and Mundo Holdings, Inc. (“NewCo”), a Delaware corporation and wholly-owned subsidiary of SIS Holdings LP, a Delaware limited partnership (“Cyxtera Stockholder”), which provides for, among other things, (i) Cyxtera to be contributed to Newco by the Cyxtera Stockholder, with Cyxtera becoming a wholly-owned subsidiary of Newco, (ii) Merger Sub 1 to be merged with and into NewCo (the “First Merger”), with NewCo surviving the First Merger as a wholly-owned subsidiary of SVAC and Merger Sub 1 ceasing to exist, and (iii) immediately following the First Merger, NewCo to be merged with and into Merger Sub 2 (the “Second Merger”, and together with the First Merger and the other transactions contemplated by the Merger Agreement, the “Cyxtera Business Combination”), with Merger Sub 2 surviving the Second Merger as a wholly-owned subsidiary of SVAC and NewCo ceasing to exist.

As a result of the Cyxtera Business Combination, Cyxtera and the various operating subsidiaries of Cyxtera will become subsidiaries of SVAC, with the Cyxtera Stockholder becoming a stockholder of SVAC. Upon closing of the Cyxtera Business Combination, we will be renamed “Cyxtera Technologies, Inc.”

As a consequence of the Cyxtera Business Combination, each issued and outstanding founder share will automatically convert into a share of Class A common stock on a one-for-one basis. The Cyxtera Business Combination is expected to close mid-2021, following the receipt of the required approval by our stockholders and the fulfillment of other customary closing conditions.

In connection with the Merger Agreement, the Cyxtera Stockholder entered into a Stockholder Support Agreement with SVAC and Cyxtera (the “Stockholder Support Agreement”), pursuant to which, among other things, the Cyxtera Stockholder agreed to (i) provide its consent to the adoption of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the mergers and the pre-closing restructuring, and (ii) take all actions necessary or appropriate to contribute its equity securities in Cyxtera to NewCo and otherwise cause the pre-closing restructuring to occur in accordance with the Merger Agreement. In addition, the Cyxtera Stockholder agreed not to transfer any equity securities of Cyxtera or NewCo until the date upon which the Stockholder Support Agreement expires, except as contemplated by the Stockholder Support Agreement. Further, our sponsor and the other holders of our founder shares (together with the sponsor, the “Insiders”) entered into a Sponsor Support Agreement with SVAC and Cyxtera (the “Sponsor Support Agreement”), pursuant to which, among other things, each Insider agreed to (i) vote all Class A common stock and Class B common stock owned by it, him or her (all such common stock, the “Covered Shares”) in favor of the transactions contemplated by the Merger Agreement, including the mergers, and each other proposal related thereto included on the agenda for the special meeting of stockholders related thereto and (ii) not redeem, or seek to redeem, any Covered Shares owned by it, him or her in connection with the stockholder approval of the Cyxtera Business Combination. In addition, each Insider agreed, subject to certain exceptions, not to transfer, as applicable, any shares of Class B common stock, private placement warrants (or shares of Class A common stock issued or issuable upon the exercise of private placement warrants) or other equity securities of SVAC until the date upon which the Sponsor Support Agreement expires. Solely in connection with and only for the purpose of the transactions contemplated by the Merger Agreement, each Insider irrevocably and unconditionally waived and agreed not to assert, claim or perfect any rights to adjustment or other anti-dilution protection with respect to the rate that the shares of Class B common stock held by him, her or it converts into Class A common stock pursuant to Section 4.3 of our amended and restated certicfiate of incorporation or any other anti-dilution protections or other adjustment or similar protections that arise in connection with the Cyxtera Business Combination.

In addition, Cyxtera and the forward purchasers entered into a letter agreement related to the optional share purchase agreement (as defined below), pursuant to which letter agreement the forward purchasers agreed not to purchase optional shares (as defined below) in an aggregate amount exceeding $75,000,000 for all forward purchasers.

In connection with the Merger Agreement, we entered into separate subscription agreements, dated February 21, 2021, with certain investors, pursuant to which we have agreed to issue and sell, in private placements to close immediately prior to the closing of the Cyxtera Business Combination, an aggregate of 25,000,000 shares of Class A common stock for a purchase price of $10.00 per share and an aggregate purchase price of $250,000,000 (the “PIPE Shares”), of which certain clients of Starboard have committed to purchase, on the same terms as the other subscribers, an aggregate of 6,000,000 shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $60,000,000.

The Merger Agreement and related agreements are further described in the Current Report on Form 8-K filed by us on February 22, 2021. For additional information regarding Cyxtera, the Merger Agreement and the Cyxtera Business Combination, see the proxy statement to be filed by us.

Other than as specifically discussed, this Annual Report does not assume the closing of the Cyxtera Business Combination.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that can benefit from the strategic and transactional experience of Starboard, our management and our Industry Advisors to catalyze and transform the company and create stockholder value. We believe our sponsor, management team, Industry Advisors, and independent directors have access to a wide range of opportunities due to their extensive network of relationships with management teams of public and private companies, private equity sponsors, other public investors, investment bankers, lenders, restructuring advisers, attorneys, accountants, and other consultants and intermediaries. We have chosen Industry Advisors with specific experience in a broad range of industry sectors, including technology, healthcare, consumer, industrials and the hospitality & entertainment sectors because we believe that examining acquisition opportunities across all of these sectors increases the likelihood of finding an acquisition target that will lead to stockholder value creation.

Over the last 18 years, Starboard’s investment team has developed extensive experience working with management teams of public companies, across market capitalizations and industries, in order to unlock stockholder value. Over the past 18 years, Starboard’s team has been actively involved with more than 120 public companies and has developed an extensive network of operators and advisors with whom it works. Starboard has built a strong reputation and following in the public markets, attracting significant fundamental investor interest in the companies in which it invests. Starboard typically focuses on investment opportunities in public companies in need of transformation and looks to work with those companies to effect such transformations through operational improvements, changes in strategic focus, improved execution, enhanced corporate governance and oversight, and/or by providing strategic capital. We believe this track record of public company value creation and Starboard’s practices in partnering with companies and their shareholders to effect change are relevant capabilities for private companies seeking a public listing, and present a compelling value proposition for such potential target businesses. Our management team and Starboard have experience in:

•	Sourcing, structuring, acquiring, integrating and selling businesses;

•	Fostering relationships with sellers, capital providers and target leadership teams;

•	Negotiating transactions favorable to investors; and

•	Accessing the capital markets, including financing businesses and helping companies transition to public ownership.

In addition, our Industry Advisors have been successful chief executive officers, senior executives, and board members of public and private companies, and we believe they will enhance our value proposition to potential business combination partners given their collective expertise, operational and strategic capabilities, and track record in their respective sectors. Our Industry Advisors have experience in:

•	Operating companies, setting and changing strategies and capital allocation, and identifying, monitoring and recruiting world-class talent;

•	Acquiring and integrating companies;

•	Embarking on corporate turnarounds and implementing transformational long-term strategies; and

•	Developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of businesses.

We believe that our management team’s and Industry Advisors’ track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets. Additionally, we believe that Starboard’s extensive experience investing in and serving on the boards of companies that are undergoing strategic and/or operational transformations further increases the chances of successfully identifying a quality business where we can employ our practices to improve performance and valuation while it undergoes strategic and/or operational changes. Our sourcing process leverages the extensive networks of our Industry Advisors. We deploy a proactive sourcing strategy and focus on companies where we believe the combination of our management team’s and Industry Advisors’ operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and create value for our stockholders. Since the completion of our IPO, members of our management team, Starboard and the Industry Advisors have actively been searching for a target business by communicating with their network of relationships and other interested parties.

Acquisition Criteria

We believe we have the opportunity to pursue a differentiated set of potential acquisition targets due to our management team’s, Starboard’s and the Industry Advisors’ experience in driving transformative change in businesses in order to create value for stockholders. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses and set us apart from other sources of capital pursuing target businesses in our areas of focus. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We seek to acquire companies that we believe:

•	Are prepared to be public companies and will benefit from having a public currency in order to enhance their ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen their balance sheet.

•	Are good businesses that are underperforming their potential in industries that are otherwise exhibiting stable or improving fundamentals. We evaluate each industry and the target businesses within those industries based on several factors, including the potential for sustainable competitive advantages, the ability to drive meaningful operational improvements, the ability to generate attractive risk-adjusted returns, and the sustainability of cash flow. We seek targets that will be compatible with our rigorous value creation process, whereby we identify several value enhancing initiatives prior to making the acquisition and define processes to implement and optimize those initiatives.

•	Have a defensible market position with demonstrated advantages compared to competitors that create barriers to entry against new potential market entrants.

•	Are at an inflection point, such as those requiring additional management expertise, are able to innovate by developing new products or services, or are situations in which we believe we can drive improved financial performance.

•	Have significant embedded and/or underexploited expansion opportunities. This can be accomplished through a combination of accelerating organic growth and finding attractive bolt-on acquisition targets. Our management team and Industry Advisors have significant experience in identifying such targets and helping target management assess the strategic and financial fit of potential bolt-on acquisitions. Similarly, we believe our management team and Industry Advisors have the expertise to assess the likely synergies between target companies and help a target effectively integrate acquisitions.

•	Exhibit unrecognized value or other characteristics that we believe represent upside in the public markets based on our company-specific analysis and due diligence review. For a potential target company, this process includes, among other things, a review and analysis of the company’s capital structure, quality of earnings, potential for operational improvements, corporate governance, customers, materials contracts, and industry background and trends.

•	Have strong, experienced management teams, or provide a platform to assemble an effective management team with a track record of driving growth, profitability, and value creation.

•	Will offer attractive risk-adjusted equity returns for our stockholders. We seek to acquire a target on terms and in a manner that leverages our experience in transformational investing. Financial returns are evaluated based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions, and (iv) the prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure is weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission (the “SEC”).

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, and large business enterprises seeking to divest non-core assets or divisions.

Acquisition Process

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, as applicable and among other things, commercial and industry due diligence, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry. To help facilitate this evaluation, we rely on input from our management team, Industry Advisors and third-party due diligence providers. We also leverage the operational and capital allocation planning experience of Starboard, our management team, and our Industry Advisors.

We are not prohibited from pursuing our initial business combination with a business combination target that is affiliated with our sponsor, our directors, or our officers or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, our directors, officers or their affiliates. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, our directors or officers, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, we believe our ability to complete our initial business combination will be enhanced by the forward purchase agreement pursuant to which the forward purchasers will purchase forward purchase shares for an aggregate amount of up to $100,000,000 in a private placement that will close simultaneously with the closing of our initial business combination. These purchases are intended to satisfy the Redemption Obligation and thereby provide us with a minimum funding level for our initial business combination.

Further, our distributable redeemable warrants provide our public stockholders with an incentive not to redeem their shares of Class A common stock in connection with our initial business combination. Holders who choose to redeem their shares will lose the right to receive any distributable redeemable warrants. Public stockholders who choose not to redeem their shares of Class A common stock will share in the distribution of 6,737,242 warrants with other non-redeeming holders, and, to the extent public stockholders exercise their right to redeem their Class A common stock in connection with the initial business combination, with the holders of the forward purchase shares (as described in this Annual Report), and will receive a portion of the additional warrants that were effectively surrendered by redeeming holders. As a result, public stockholders who do not redeem their shares will receive at least one-sixth of a distributable redeemable warrant per share they hold, and a greater amount if other holders elect to redeem. We believe this structure will likely lead to a lower level of redemptions.

Certain of our directors and officers own founder shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination. We believe this conflict of interest with respect to our officers and directors affiliated with Starboard is mitigated, to a certain extent, by the differing nature of the investments Starboard typically considers most attractive for its clients and the types of acquisitions we expect Starboard Value Acquisition Corp. to find most attractive.

No members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or director of the company and after they have satisfied their contractual and fiduciary obligations to other parties. Any knowledge or presentation of such opportunities may therefore present conflicts of interest.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, none of our Industry Advisors are officers or directors of our company and therefore owe us no fiduciary duties as such. While we expect that they will continue to assist us in identifying business combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. Our Industry Advisors may have fiduciary, contractual or other obligations or duties to other organizations to present business combination opportunities to such other organizations rather than to us. Accordingly, if any Industry Advisor becomes aware of a business combination opportunity which is suitable for one or more entities to which he has fiduciary, contractual or other obligations or duties, he or she will honor those obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he determines to present the opportunity to us.

Initial Business Combination

As required by the rules of The Nasdaq Stock Market LLC (“Nasdaq”), our initial business combination will be approved by a majority of our independent directors. So long as we obtain and maintain a listing for our securities on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting discount and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our securities are no longer listed on Nasdaq, we will not be obligated to satisfy such 80% test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business for the post-acquisition company to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. If the business combination involves more than one target business, the 80% test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of  (1) the last day of the fiscal year (a) following September 14, 2025, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination in the amount of approximately $386,212,762 as of December 31, 2020, assuming no redemptions and after payment of  approximately $18,190,554 of deferred underwriting fees, but before fees and expenses associated with our initial business combination, and the funds, if any, from the issuance of our forward purchase shares and optional shares, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to complete our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants to the sponsor and the forward purchase shares, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction business, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

In addition to the forward purchase shares, we may seek to raise additional funds in connection with the completion of our initial business combination through a private offering of equity securities or debt securities or loans, and we may effectuate our initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination.

For more information regarding the PIPE Shares to be issued in connection with the Cyxtera Business Combination, please see “—Proposed Business Combination” above.

Selection of a Target Business and Structuring of our Initial Business Combination

As required by Nasdaq rules, our initial business combination will be approved by a majority of our independent directors. Nasdaq rules also require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriting discount and taxes payable on the income earned on the trust account). The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% test. There is no basis for investors in our securities to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors or Industry Advisors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of common stock that will either be equal to or in excess of 20% of the number of shares of our common stock then outstanding (other than in a public offering);

•	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, Industry Advisors or any of their respective affiliates may purchase public shares or redeemable warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Any purchases by our sponsor, officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or any of their respective affiliates will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of amounts withdrawn to pay our taxes (“permitted withdrawals”)), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the initial business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account as of December 31, 2020 is $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. However, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account due to claims of creditors (see “Item 1A. Risk Factors— Risks Relating to our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein). The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Distribution of Redeemable Warrants to Holders of Class A Common Stock not Electing Redemption

Our amended and restated certificate of incorporation provides that, at the distribution time, we will effect a distribution of a number of warrants equal to the Aggregate Warrant Amount as follows: (i) to the extent that no public stockholders redeem their public shares in connection with the initial business combination, each public stockholder will receive one-sixth of one distributable redeemable warrant per public share and (ii) to the extent that any public stockholders redeem any of their public shares in connection with the initial business combination, then (A) one-sixth of one distributable redeemable warrant will be distributed per each remaining public share and (B) the warrants in an amount equal to the Aggregate Warrant Amount less the number of warrants distributed pursuant to the foregoing clause (A) will be distributed on a pro rata basis to (x) the holders of the remaining public shares based on their percentage of Class A common stock held after redemptions and the issuance of any forward purchase shares, as distributable redeemable warrants and (y) the holders of the forward purchase shares based on their percentage of Class A common stock held after redemptions and the issuance of any forward purchase shares, as private placement warrants. Public stockholders who exercise their redemption rights are not entitled to receive any distribution of distributable redeemable warrants in respect of such redeemed public shares.

The distribution of the distributable redeemable warrants in respect of a public share is contingent upon such share not being redeemed in connection with our initial business combination, and the number of distributable redeemable warrants to be distributed in respect of each such unredeemed public shares will be contingent upon the aggregate number of public shares that are redeemed. The contingent rights to receive distributable redeemable warrants will remain attached to our Class A common stock, will not be separately transferrable, assignable or salable, and will not be evidenced by any certificate or instrument.

Our distributable redeemable warrants are otherwise identical to our detachable redeemable warrants, including with respect to exercise price, exercisability and exercise period. No fractional distributable redeemable warrants will be issued, no cash will be paid in lieu of fractional distributable redeemable warrants and only whole distributable redeemable warrants will trade. The distributable redeemable warrants will be fungible with our detachable redeemable warrants and will become tradable upon their distribution under the same stock symbol as the detachable redeemable warrants.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. Pursuant to the forward purchase agreement, the forward purchasers have agreed that they will not redeem any Class A common stock held by them in connection with the initial business combination. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection With a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Cyxtera Business Combination is not completed, we may continue to try to complete a business combination with a different target by September 14, 2022, which is 24 months from the closing of the IPO.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of the IPO (i.e., until September 14, 2022) to complete our initial business combination. If we are unable to complete our initial business combination by September 14, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our redeemable warrants, and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued if we fail to complete our initial business combination within 24 months from the closing of the IPO.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of the IPO. However, if our sponsor or any of our officers and directors acquires public shares after the IPO, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within 24 months from the closing of the IPO.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect to use the amounts held outside the trust account ($2,557,154 as of December 31, 2020) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants to the sponsor, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Item 1A. Risk Factors— Risks Relating to our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described above. Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely.

Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share. Please see “Item 1A. Risk Factors— Risks Relating to our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described above.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to the amounts held outside the trust account ($2,557,154 as of December 31, 2020) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000), but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 14, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 14, 2022, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by September 14, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in value of the trust assets, in each case net of permitted withdrawals and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Item 1A. Risk Factors— Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks — If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination by September 14, 2022 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our offices are located at 777 Third Avenue, 18th Floor, New York, New York 10017, and our telephone number is (212) 845-7977. Our corporate website address is StarboardSVAC.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person devotes to our company in any time period varies based on the stage of the initial business combination process we are in.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and redeemable warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of the IPO. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.	Risk Factors.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report, before making an investment decision regarding our securities.

•	We are a recently incorporated company with a limited history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by Starboard, our management team and our Industry Advisors may not be indicative of future performance of an investment in us.

•	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

•	If you elect to exercise your redemption rights with respect to your shares of Class A common stock, you will not receive any distributable redeemable warrants.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•	We may not be able to complete our initial business combination within 24 months from the closing of the IPO, in which case we would cease all operations, except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our detachable redeemable warrants will expire worthless, and our distributable redeemable warrants will never have been distributed.

•	Because we are not limited to evaluating target businesses in a particular industry, you will be unable to ascertain the merits or risks of any particular target business’s operations.

•	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

•	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

•	We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

•	We are not registering the shares of Class A common stock issuable upon exercise of the redeemable warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise redeemable warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

•	We may amend the terms of the redeemable warrants in a manner that may be adverse to holders of such warrants with the approval by the holders of at least 50% of the then outstanding redeemable warrants. As a result, the exercise price of your redeemable warrants could be increased, the redeemable warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a redeemable warrant could be decreased, all without your approval.

•	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our management may not be able to maintain control of a target business after our initial business combination. Upon loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

•	Our initial stockholders control the election of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Additional risk factors relating to the Cyxtera Business Combination will be included in the proxy statement to be filed by us with the SEC.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a recently incorporated company with a limited history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company with operations limited to pursuing and reviewing potential opportunities for the initial business combination since the IPO. Because we lack an extensive operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by Starboard, our management team and our Industry Advisors may not be indicative of future performance of an investment in us.

Information or other references herein regarding performance by, or businesses associated with, Starboard, members of our management team and our Industry Advisors is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of Starboard, businesses associated with Starboard, or members of our management team or Industry Advisors is not a guarantee: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; (2) of any results with respect to any initial business combination we may consummate; or (3) that we will be able to adequately assess the risks of a potential transaction. You should not rely on the historical record and performance of Starboard, businesses associated with Starboard, members of our management team or our Industry Advisors as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Starboard or any of its clients, and does not in any way create an advisory relationship between Starboard and any of our stockholders. None of our sponsor, officers, directors, Industry Advisors or Starboard has had experience with a blank check company or special purpose acquisition company in the past. Starboard is not acting as our investment adviser. Furthermore, Starboard acts as investment adviser to its advisory clients, and will be required to prioritize the interests of those clients, even to the extent that Starboard’s activities may operate to our detriment.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Item 1. Business—Stockholders may not Have the Ability to Approve our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

In evaluating a prospective target business for our initial business combination, our management may rely on the availability of funds from the sale of the forward purchase shares which will be used to satisfy the Redemption Obligation. If the sale of some or all of the forward purchase shares fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.

We have entered into a forward purchase agreement pursuant to which the forward purchasers have agreed to purchase forward purchase shares in an aggregate amount of up to $100,000,000, in a private placement that will close simultaneously with the closing of our initial business combination. The funds from the sale of forward purchase shares will be used to satisfy the Redemption Obligation and is therefore intended to provide us with a minimum funding level for our initial business combination.

If the sale of some or all of the forward purchase shares does not close for any reason, including by reason of the failure by the forward purchasers to fund the purchase price for their forward purchase shares, we may lack sufficient funds to consummate our initial business combination. The forward purchasers’ obligations to purchase the forward purchase shares is subject to termination prior to the closing of the sale of the forward purchase shares by mutual written consent of the company and the forward purchasers. The forward purchasers’ obligations to purchase its forward purchase shares is subject to fulfillment of customary closing conditions. In the event of any such failure to fund by the forward purchase investors, any obligation is so terminated or any such closing condition is not satisfied and not waived by the forward purchasers, we may lack sufficient funds to consummate our initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If you elect to exercise your redemption rights with respect to your shares of Class A common stock, you will not receive any distributable redeemable warrants.

In connection with our initial business combination, public stockholders will have the opportunity to exercise their right to redeem their shares of Class A common stock for cash. However, our distributable redeemable warrants will be distributed only to the holders of record of those shares of our Class A common stock that remain outstanding after such redemptions. Accordingly, to the extent that you elect to redeem your shares of Class A common stock, you will receive no distributable redeemable warrants in respect of such shares. The contingent right to receive the distributable redeemable warrants will remain attached to our Class A common stock, will not be separately transferable, assignable or salable, and will not be evidenced by any certificate or instrument.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination. In addition, the amount of deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within 24 months from the closing of the IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months from the closing of the IPO, in which case we would cease all operations, except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our detachable redeemable warrants will expire worthless, and our distributable redeemable warrants will never have been distributed.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of the IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, while the extent of the impact of the outbreak of the novel coronavirus disease 2019 (“COVID-19”) on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our detachable redeemable warrants will expire worthless, and no distributable redeemable warrants will have been distributed. Please see “— Risks Relating to our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the private placement warrants to the sponsor not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor, Starboard or our management to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The COVID-19 pandemic has resulted (and a significant outbreak of other infectious diseases could result) in a widespread health crisis and has adversely affected the economies and financial markets worldwide, and could materially and adversely affect the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or detachable redeemable warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so. Please see “Item 1. Business—Permitted Purchases of our Securities” for a description of how such persons will determine from which stockholders to seek to acquire shares or warrants. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of detachable redeemable warrants could be to reduce the number of such warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Please see “Item 1. Business—Permitted Purchases of our Securities” for a description of how our sponsor, directors, officers, advisors or any of their respective affiliates will select which stockholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our detachable redeemable warrants will expire worthless, and no distributable redeemable warrants will have been distributed.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, including, without limitation, Starboard’s clients, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants to the sponsor, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Although our sponsor, directors, officers, Industry Advisors, or any of their respective affiliates may invest in us after the date of the IPO, they are under no obligation or other duty to do so. Please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” for a discussion on certain limitations related to other resources Starboard may, but is under no obligation or other duty to, provide us.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless, and no distributable redeemable warrants will have been distributed. Please see “ — Risks Relating to our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate for at least 24 months from the closing of the IPO, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 24 months from the closing of the IPO, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 24 months from the closing of the IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless, and no distributable redeemable warrants will have been distributed. Please see “— Risks Relating to our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the private placement warrants to the sponsor not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor, Starboard or our management to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the private placement warrants to the sponsor, only a limited amount is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, Starboard or our management to operate or may be forced to liquidate. None of our sponsor, Starboard or our management is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our detachable redeemable warrants will expire worthless, and no distributable redeemable warrants will have been distributed. Please see “— Risks Relating to our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.

The proceeds held in the trust account are only invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $404,234,530 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account are only invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or with respect to any other material provision relating to stockholder rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Please see “— Risks Relating to our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are not limited to evaluating target businesses in a particular industry, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We may consider a business combination in sectors which may be outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

A slowdown in economic growth in the markets that our business target operates in may adversely affect our business, financial condition, results of operations, the value of its shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors, such as political or regulatory action, including business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may adversely affect our business, financial condition, results of operations, value of our shares and the trading price of our shares following the business combination.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our stockholders from a financial point of view.

In addition, if our board of directors is not able to determine the fair market value of the target business or businesses, in connection with Nasdaq rules that require that an initial business combination be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriting discount and taxes payable on the income earned on the trust account), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria.

Other than the two circumstances described above, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm.

If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 139,378,936 and 9,894,137 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of the redeemable warrants and the private placement warrants issued to the sponsor, but not shares reserved upon the exercise of the forward purchase shares or the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination, pre-initial business combination activity or amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock, including the issuance of the forward purchase shares:

•	may significantly dilute the equity interest of investors in the IPO;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or redeemable warrants.

Resources could be wasted in researching initial business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued. Please see “— Risks Relating to our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants to the sponsor, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

The net proceeds from the IPO, the sale of the private placement warrants to the sponsor and the partial exercise of the over-allotment option provided us with approximately $404.2 million that we may use to complete our initial business combination (which includes approximately $18.2 million of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by the holders of at least 90% of our common stock entitled to vote thereon) related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement warrants sale to the sponsor into the trust account and not release such amounts, except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or with respect to any other material provision relating to stockholder rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the IPO may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to the IPO, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. It may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants to the sponsor and the forward purchase shares will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants and the forward purchase shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including from Starboard) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. Starboard is not obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of the IPO.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax consequences;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers or directors of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to our Securities

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In addition, we will require that beneficial holders identify themselves. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. Please see “Item 1. Business—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or with respect to any other material provision relating to stockholder rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we are unable to complete our initial business combination within 24 months from the closing of the IPO, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of the IPO for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the IPO before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of redeemable warrants will not have any right to the proceeds held in the trust account with respect to such warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or redeemable warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and detachable redeemable warrants are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common stock and redeemable warrants are listed on Nasdaq and, as a result, qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, without our prior consent, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold the Excess Shares and, in order to dispose of such shares, would be required to sell your Excess Shares in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within 24 months from the closing of the IPO, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.00 per public share; or (2) the actual amount per share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We have not registered the shares of Class A common stock issuable upon exercise of the redeemable warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise redeemable warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the redeemable warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our reasonable best efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the redeemable warrants and to maintain a current prospectus relating to those shares of Class A common stock until the redeemable warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the redeemable warrants are not registered under the Securities Act, we will be required to permit holders to exercise their redeemable warrants on a cashless basis. However, no redeemable warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their redeemable warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a redeemable warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of redeemable warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any redeemable warrant, or issue securities or other compensation in exchange for the redeemable warrants in the event that we are unable to register or qualify the shares underlying the redeemable warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the redeemable warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their redeemable warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the redeemable warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and their permitted transferees and holders of our forward purchase shares may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the IPO, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock at the time of our initial business combination. In addition, our sponsor and its permitted transferees or, in the case of any private placement warrants issued to the forward purchasers, the forward purchasers and their permitted transferees, can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. Pursuant to the forward purchase agreement, we will use our commercially reasonable efforts to file within 30 days after the closing of our initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and use our best efforts to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the forward purchase shares, the private placement warrants owned by our sponsor, warrants issued in connection with working capital loans or the securities held by holders of our forward purchase shares are registered for resale.

Our initial stockholders control the election of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares have no right to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended by the holders of at least 90% of our common stock entitled to vote thereon. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. The forward purchase shares will not be issued until completion of our initial business combination and, accordingly, will not be included in any stockholder vote until such time. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote. Please see “Item 1. Business—Permitted Purchases of our Securities.”

We may amend the terms of the redeemable warrants in a manner that may be adverse to holders of such warrants with the approval by the holders of at least 50% of the then outstanding redeemable warrants. As a result, the exercise price of your redeemable warrants could be increased, the redeemable warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a redeemable warrant could be decreased, all without your approval.

Our redeemable warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the redeemable warrants may be amended without the consent of any holder to cure any ambiguity, mistake (including to conform the warrant agreement to the description thereof herein) or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding redeemable warrants to make any change that adversely affects the interests of the registered holders of such warrants. Accordingly, we may amend the terms of the redeemable warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding redeemable warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the redeemable warrants with the consent of at least 50% of the then outstanding redeemable warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. Our initial stockholders may purchase redeemable warrants with the intention of reducing the number of redeemable warrants outstanding or to vote such warrants on any matters submitted to warrantholders for approval, including amending the terms of the redeemable warrants in a manner adverse to the interests of the registered holders of redeemable warrants. While our initial stockholders have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for such transactions, there is no limit on the number of our redeemable warrants that our initial stockholders may purchase and it is not currently known how many redeemable warrants, if any, our initial stockholders may hold at the time of our initial business combination or at any other time during which the terms of the redeemable warrants may be proposed to be amended. Please see “Item 1. Business—Permitted Purchases of our Securities.”

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired redeemable warrants prior to their exercise at a time that is disadvantageous to you, thereby making such warrants worthless.

We have the ability to redeem outstanding redeemable warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, provided that the last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the redeemable warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your redeemable warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (2) sell your redeemable warrants at the then-current market price when you might otherwise wish to hold your redeemable warrants; or (3) accept the nominal redemption price which, at the time the outstanding redeemable warrants are called for redemption, is likely to be substantially less than the market value of your redeemable warrants.

In addition, we may redeem your redeemable warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their redeemable warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the redeemable warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our redeemable warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued detachable redeemable warrants to purchase 6,737,242 shares of our Class A common stock in the IPO, and will also be distributing warrants (which will be in the form of distributable redeemable warrants and, to the extent any public stockholders redeem Class A common stock in connection with the initial business combination, distributable redeemable warrants and private placement warrants) to purchase 6,737,242 shares of our Class A common stock in connection with the closing of our initial business combination, each at a price of  $11.50 per whole share (subject to adjustment as provided herein). Simultaneously with the closing of the IPO and the exercise of the underwriters’ over-allotment option, we also issued an aggregate of 6,723,127 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of  $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 10,105,863 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, Starboard or certain of our officers and directors make any working capital loans, up to $1.5 million of such loans may be converted into warrants, at the price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants.

To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants issued to the sponsor and the private placement warrants issued to the forward purchasers are identical to the redeemable warrants sold as part of the units in the IPO except that, so long as they are held by our sponsor or its permitted transferees or, in the case of any private placement warrants issued to the forward purchasers, held by our forward purchasers or their permitted transferrees: (1) they will not be redeemable by us, except as otherwise set forth herein; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor or the forward purchasers, as applicable, until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof  (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

Because each unit contains one-sixth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-sixth of one detachable redeemable warrant. Because, pursuant to the warrant agreement, the redeemable warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. While holders of units (or the underlying shares of Class A common stock) who elect not to redeem such shares in connection with our initial business combination will also receive a distribution of redeemable warrants in the form of distributable redeemable warrants, it is likely that the number of distributable redeemable warrants issued to any such holder will not be a whole number. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the detachable redeemable warrants and distributable warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision in our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if  (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by us and, (i) in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance, and (ii) without taking into account (A) the transfer of founder shares or private placement warrants (including if such transfer is effectuated as a surrender to us and subsequent reissuance by us) by our sponsor in connection with such issuance) or (B) any private placement warrants issued pursuant to the forward purchase agreement (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires (unless we consent in writing to the selection if an alternative forum), to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Risks Relating to our Sponsor and Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers and directors is engaged in several other business endeavors for which they may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Please see “Item 10. Directors, Executive Officers and Corporate Governance” for a discussion of our officers’ and directors’ other business affairs.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of any of our other directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, we do not currently expect that any of them will do so. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may cause our key personnel to have conflicts of interest in determining whether to proceed with a particular business combination.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

The officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial business combination, which may adversely impact our ability to complete an initial business combination in a timely manner or at all.

Certain of our officers, directors and Industry Advisors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our initial business combination, we will be engaged in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies, investment vehicles or other blank check companies) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. As a result, our officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other entity with which they may become involved.

As described in “Item 1. Business—Acquisition Process” and “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1 Business—Acquisition Process”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, none of our Industry Advisors are officers or directors of our company and therefore owe us no fiduciary duties as such. While we expect that they will continue to assist us in identifying business combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. Our Industry Advisors may have fiduciary, contractual or other obligations or duties to other organizations to present business combination opportunities to such other organizations rather than to us. Accordingly, if any Industry Advisor becomes aware of a business combination opportunity which is suitable for one or more entities to which he has fiduciary, contractual or other obligations or duties, he will honor those obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential business may be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or our our officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Starboard’s clients have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for Starboard’s clients. Please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” for additional information.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers and directors, and their respective affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In November 2019, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In June 2020, our sponsor transferred (i) 431,250 founder shares to Martin D. McNulty, Jr., our Chief Executive Officer and a member of our board of directors and (ii) 25,000 founder shares to each of Pauline J. Brown, Michelle Felman and Lowell Robinson. In July 2020, our sponsor transferred 25,000 founder shares to Robert L. Greene. On September 9, 2020, we effected a stock dividend of 1,725,000 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 10,350,000 founder shares. An aggregate of 244,137 of such founder shares held by our sponsor and our Chief Executive Officer were forfeited upon the underwriters’ partial exercise of the over-allotment option on September 18, 2020. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of the IPO. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor purchased an aggregate of 6,723,127 private placement warrants for a purchase price of approximately $10,084,691, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the shares of Class A common stock included in the units sold in the IPO, except that: (1) only holders of the founder shares have the right to vote on the election of directors prior to our initial business combination; (2) the founder shares are subject to certain transfer restrictions, as described in more detail below; (3) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of the IPO, or (B) with respect to any other material provision relating to stockholder rights or pre-initial business combination activity; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of the IPO (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 24 months from the closing of the IPO); (4) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of founder shares are entitled to registration rights.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears.

Our management may not be able to maintain control of a target business after our initial business combination. Upon loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

General Risk Factors

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants to the sponsor are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Terrorist attacks, communal disturbances, civil unrest and other acts of violence or war may result in a loss of investor confidence and a decline in the value of our shares and trading price of our shares following our business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the markets in which we may operate our business following our business combination and also adversely affect the worldwide financial markets. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, including the value of equity shares and the trading price of our shares following our business combination.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 777 Third Avenue, 18th Floor, New York, NY 10017. The cost for this space is included in the $10,000 per-month aggregate fee our sponsor charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and detachable redeemable warrants are each traded on the Nasdaq Capital Market under the symbols “SVACU,” “SVAC” and “SVACW,” respectively. Our units commenced public trading on September 10, 2020, and our Class A common stock and detachable redeemable warrants commenced separate public trading on November 2, 2020.

	Units		Class A Common Stock		Warrants
Quarter Ended	High	Low	High	Low	High	Low
2020
Third Quarter(1)	$10.88	$9.97	$—	$—	$—	$—
Fourth Quarter(2)	$11.09	$9.92	$10.88	$9.65	$2.45	$1.20
2021
First Quarter (through March 12, 2021)	$12.50	$10.00	$12.00	$9.87	$3.50	$1.25

(1)The Third Quarter 2020 reflects the high and low trade prices of our units beginning as of September 10, 2020, the first day that our units began trading on the Nasdaq Capital Market.

(2) The Fourth Quarter 2020 reflects the high and low trade prices of our Class A common stock and detachable redeemable warrants beginning as of November 2, 2020, the first day that the shares of Class A common stock and detachable redeemable warrants began trading on the Nasdaq Capital Market.

Holders

On March 12, 2021, there was one holder of record of our units, one holder of record of our Class A common stock, six holders of record of our Class B common stock and one holder of record of our detachable redeemable warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Offerings

There has been no material change in the planned use of proceeds from the IPO and sale of private placement warrants as described in our quarterly report on Form 10-Q for the period ended September 30, 2020, which was filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on November 14, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar initial business combination with one or more businesses. Our sponsor is SVAC Sponsor LLC, a Delaware limited liability company.

Our registration statements for our IPO became effective on September 9, 2020. On September 14, 2020, we consummated the IPO of 36,000,000 units at $10.00 per unit, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $23.0 million, inclusive of $16.2 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the IPO to purchase up to 5,400,000 additional units to cover over-allotments, if any, at $10.00 per unit, less underwriting discounts and commissions. On September 18, 2020, the underwriters partially exercised the over-allotment option and on September 23, 2020, purchased an additional 4,423,453 units, generating gross proceeds of approximately $44.2 million, and incurred additional offering costs of approximately $2.7 million (net of approximately $221,000 in reimbursement for certain expenses from the underwriters), including approximately $2.0 million in deferred underwriting fees. As of November 2, 2020, holders of the units may elect to separately trade the public shares and the detachable redeemable warrants included in the units.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 6,133,333 private warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $9.2 million. In connection with the underwriters’ partial exercise of their over-allotment option, our sponsor purchased an additional 589,794 private placement warrants, generating gross proceeds of approximately $0.9 million.

Upon the closing of the IPO, the sale of the private placement warrants, the sale of the over-allotment units and the sale of 589,794 additional private placement warrants, $404.2 million ($10.00 per unit) of the net proceeds of such sales were placed in the trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the trust account as described elsewhere herein.

If we are unable to complete an initial business combination within 24 months from the closing of the IPO, or September 14, 2022, we will (i) cease all operations, except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On February 21, 2021, we entered into the Merger Agreement, which provides for, among other things, (i) Cyxtera to be contributed to Newco by the Cyxtera Stockholder, with Cyxtera becoming a wholly-owned subsidiary of Newco, (ii) Merger Sub 1 to be merged with and into NewCo, with NewCo surviving the First Merger as a wholly-owned subsidiary of SVAC and Merger Sub 1 ceasing to exist, and (iii) immediately following the First Merger, NewCo to be merged with and into Merger Sub 2, with Merger Sub 2 surviving the Second Merger as a wholly-owned subsidiary of SVAC and NewCo ceasing to exist. As a result of the Cyxtera Business Combination, Cyxtera and the various operating subsidiaries of Cyxtera will become subsidiaries of SVAC, with the Cyxtera Stockholder becoming a stockholder of SVAC. Upon closing of the Cyxtera Business Combination, we will be renamed “Cyxtera Technologies, Inc.”

See “Item 1. Business—Proposed Business Combination” and Note 9 to our audited financial statements for further information related to the Cyxtera Business Combination.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $2.6 million in our operating bank account, and working capital of approximately $2.5 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.

Our liquidity needs to date have been satisfied through the payment of $25,000 from our sponsor to purchase the founder shares, a loan under a promissory note of approximately $141,000 from our sponsor, and the net proceeds from the consummation of the sale of the private placement not held in the trust account. We fully repaid the promissory note on September 14, 2020. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2020, there were no working capital loans outstanding.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our sponsor or an affiliate of our sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had a net loss of approximately $206,000, which consisted of approximately $139,000 in general and administrative expenses, approximately $36,000 of administrative expenses paid to a related party and approximately $200,000 of franchise tax expense, which was partially offset by approximately $169,000 net gain on investments held in the trust account.

For the period from November 14, 2019 (inception) through December 31, 2019, we had a net loss of approximately $1,300, which consisted of approximately $800 in general and administrative expenses and approximately $500 of franchise tax expense.

Related Party Transactions

Founder Shares

On November 27, 2019, our sponsor purchased 8,625,000 shares of our Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. In June 2020, our sponsor transferred (i) 431,250 founder shares to Martin D. McNulty, Jr., our Chief Executive Officer and a member of the board of directors and (ii) 25,000 founder shares to each of Pauline J. Brown, Michelle Felman and Lowell Robinson. In July 2020, our sponsor transferred 25,000 Founder Shares to Robert L. Greene. On September 9, 2020, we effected a 1.2:1 share capitalization, resulting in an aggregate of 10,350,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization.

Our sponsor and our Chief Executive Officer agreed to forfeit up to 1,350,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the founder shares would represent 20.0% of our issued and outstanding shares after the IPO. On September 23, 2020, upon the underwriters’ partial exercise of the over-allotment, an aggregate of 244,137 founder shares were forfeited by our sponsor and our Chief Executive Officer.

Our sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until (A) one year after the date of the consummation of the initial business combination or (B) subsequent to the initial business combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the IPO, we consummated the private placement of 6,133,333 private placement warrants to our sponsor, at a price of $1.50 per private placement warrant, generating gross proceeds to our company of $9.2 million. In connection with the underwriters’ partial exercise of their over-allotment option, our sponsor purchased an additional 589,794 private placement warrants, at a price of $1.50 per private placement warrant, generating gross proceeds of approximately $0.9 million.

Each whole private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to our sponsor was added to the proceeds from the IPO held in the trust account. If we do not complete an initial business combination by September 14, 2022, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees.

Our sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its private placement warrants until 30 days after the completion of the initial business combination.

Related Party Loans

On November 27, 2019, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. The promissory note was non-interest bearing and payable on the earlier of October 31, 2020 or the completion of the IPO. We borrowed approximately $141,000 under the promissory note and fully repaid the promissory note on September 14, 2020.

In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, make working capital loans. If we complete an initial business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, we had no borrowings under the working capital loans.

Administrative Services Agreement

We entered into an agreement that provides that, commencing on the date that our securities are first listed on The Nasdaq Stock Market LLC and continuing until the earlier of the consummation of an initial business combination or our liquidation, we will pay our sponsor a total of $10,000 per month for office space, administrative and support services.

Our sponsor, our executive officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments made to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement with our sponsor to pay our sponsor a total of $10,000 per month for office space, and administrative and support services.

Critical Accounting Policies and Estimates

Investments Held in the Trust Account

Our portfolio of investments held in the trust account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in trust account in the statement of operations. The estimated fair values of investments held in the trust account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case we use NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 38,346,069 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the IPO and private placement to purchase an aggregate of 20,197,611 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the trust account of approximately $169,000, net of applicable franchise taxes of approximately $169,000 for the year ended December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the year ended December 31, 2020 is calculated by dividing the general and administration expenses of approximately $174,000 and franchise taxes of approximately $31,000, resulting in a net loss of approximately $205,000, by the weighted average number of Class B common stock outstanding for the period.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this Annual Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Jeffrey C. Smith	48	Chair of the Board
Martin D. McNulty, Jr.	43	Chief Executive Officer and Director
Kenneth R. Marlin	55	Chief Financial Officer
Pauline J. Brown	54	Director
Michelle Felman	58	Director
Robert L. Greene	52	Director
Lowell W. Robinson	72	Director

Jeffrey C. Smith has been the Chair of our board of directors since November 2019. Mr. Smith is a Managing Member, Chief Executive Officer and Chief Investment Officer of Starboard, which he founded in 2011 with a spin-off of the existing Value and Opportunity Fund. From January 1998 to April 2011, Mr. Smith was at Ramius LLC, a subsidiary of the Cowen Group, Inc., where he was a Partner Managing Director and the Chief Investment Officer for the funds that comprised the Value and Opportunity investment platform. Mr. Smith was also a member of Cowen’s Operating Committee and Cowen’s Investment Committee. Prior to joining Ramius in January 1998, he served as Vice President of Strategic Development and a member of the board of directors of The Fresh Juice Company, Inc. Mr. Smith began his career in the Mergers and Acquisitions department at Société Générale. Mr. Smith has served as the chair of the board of Papa John’s International, Inc. since February 2019 and was formerly chair of the board of Advance Auto Parts, Inc. from May 2016 to May 2020. Additionally, Mr. Smith was formerly chair of the board of Darden Restaurants, Inc. from October 2014 to April 2016, and formerly on the boards of Perrigo Company plc from February 2017 to August 2019, Yahoo! Inc., from April 2016 to June 2017, Quantum Corporation from May 2013 to May 2015, Office Depot, Inc. from August 2013 to September 2014, Regis Corporation from October 2011 until October 2013 and Surmodics, Inc. from January 2011 to August 2012. Mr. Smith also previously served as chair of the board of directors of Phoenix Technologies Ltd and as a director of Zoran Corporation, Actel Corporation, Kensey Nash Corp., S1 Corp and the Fresh Juice Company. Mr. Smith graduated from The Wharton School of Business at The University of Pennsylvania, where he received a B.S. in Economics. Mr. Smith’s qualifications to serve on our board of directors include his broad experience investing in public companies to improve value and his ability to provide our board of directors with insights into governance, oversight, accountability, management discipline, capitalization strategies and capital market mechanics.

Martin D. McNulty, Jr. has been our Chief Executive Officer and a member of our board of directors since June 2020. Since June 2020, Mr. McNulty has served as a Managing Director of Starboard. From September 2013 to May 2020, Mr. McNulty was a Managing Director and member of the investment committee of Starr Investment Holdings, LLC, the direct private equity investment arm for C.V. Starr and Co., responsible for sourcing, execution and portfolio management of investment opportunities in the business services and healthcare sectors with a focus on supporting market leading companies with superb leadership teams grow their businesses. From June 2008 to August 2013, Mr. McNulty was a Vice President at Metalmark Capital, a value-oriented middle market private equity fund focused on making investments in the healthcare, industrial and energy sectors. From 2004 to 2007, Mr. McNulty was a Senior Associate at Sun Capital Partners, a value-oriented middle market private equity fund focused on making investments in businesses where its operational expertise could drive meaningful value in underperforming and turnaround situations. Mr. McNulty began his career in 2000 in the Deals practice at PricewaterhouseCoopers. Throughout his career, Mr. McNulty has served as a director or board observer of several private companies. Mr. McNulty received a BBA in Business Administration from the University of Iowa. Mr. McNulty’s qualifications to serve on our board of directors include his significant investment experience and his experience as a board member of other companies.

Kenneth R. Marlin has been our Chief Financial Officer since November 2019. Mr. Marlin is a Partner and has been the Chief Financial Officer of Starboard since 2011. Prior to joining Starboard, Mr. Marlin was a Managing Director and the Chief Compliance Officer of Ivy Asset Management LLC. Previously, Mr. Marlin served in various accounting and auditing roles with Lehman Brothers Inc., Manufacturers Hanover Trust and Arthur Andersen & Co. He received a B.S. in Accounting from the State University of New York at Albany, and is a Certified Public Accountant in the State of New York.

Pauline J. Brown has been a member of our board of directors since August 2020. Ms. Brown is the author of a new business book, entitled “Aesthetic Intelligence,” which was published by Harper Collins in November 2019. She also hosts a weekly talk show on SiriusXM, called “Tastemakers” and serves as an Executive-in-Residence and marketing professor at the Columbia Business School. From January 2016 through June 2017, Ms. Brown was a Professor at Harvard Business School. Prior to Harvard, she served as the Chair of North America for LVMH Moët Hennessy Louis Vuitton SE, a European multinational luxury goods conglomerate, where she worked from January 2013 through December 2015. Ms. Brown has also served as an independent advisor to founders of and investors in early-stage consumer ventures from 2010 to 2013 as well as from 2018 to the present. Ms. Brown also formerly served as a Managing Director at The Carlyle Group, where she focused on buyouts in the consumer and retail sectors. Earlier in her career, she held senior executive roles in the global beauty industry, including Senior Vice President, Corporate Strategy and Global Business Development at Avon Products, Inc. and Vice President, Corporate Strategy and New Business Development at Estée Lauder Companies. She began her career as a Management Consultant at Bain & Company. In addition, from April 2017 to September 2019, Ms. Brown served on the board of directors of the publicly traded steakhouse chain Del Frisco’s Restaurant Group and was a member of Del Frisco’s audit and compensation committees. She currently serves on the board of directors of Neiman Marcus Group and is a member of its audit committee. Ms. Brown earned an MBA from The Wharton School of Business at The University of Pennsylvania and a BA from Dartmouth College. Ms. Brown’s qualifications to serve on our board of directors include her extensive experience in brand building, retail management and portfolio investing.

Michelle Felman has been a member of our board of directors since August 2020. Ms. Felman has been an adjunct professor at Columbia University since 2017. Ms. Felman founded JAM Holdings, an investment and advisory firm, in 2016. Prior to founding JAM Holdings, Ms. Felman served as an executive vice president—Co-Head of Acquisitions and Capital Markets at Vornado Realty Trust, a publicly traded REIT (“VNO”), from 1997 to 2010, and remained a consultant for VNO through December 2012. In addition, she served as a Managing Director of Business Development at GE Capital from 1991 to 1997. Ms. Felman began her career at Morgan Stanley in the Investment Banking Division in July 1988, where she worked until January 1991. Ms. Felman has also served on the board of Reonomy, a private real estate technology company, since 2018. Ms. Felman served as a board member of Partners Group Holdings AG, a registered, global private equity firm, from 2016 to May 2020, and served as the chair of the investment oversight committee and on the compensation, risk and audit committees. She served as a director of Forest City Realty Trust, Inc. from April 2018 to December 2018 and was a member of the governance and compensation committees. She also served as a trustee of Choice Properties Real Estate Investment Trust, a publicly traded retail REIT in Canada, from 2013 to 2018, and was a member of the governance and compensation committees. Ms. Felman has served on the board of Cumming Corp, a global project management and cost consulting company since 2017, and has served on the advisory board at Turner Impact Capital, a social impact platform that focuses on healthcare, charter schools and workforce housing since 2016. Until 2017, Ms. Felman was a member of the Executive Committee of the Zell Lurie Center at Wharton Business School, where she also served as a visiting professor from 2011 to 2015. Ms. Felman has a bachelor’s degree in economics from the University of California and an MBA from Wharton Business School at the University of Pennsylvania. Ms. Felman’s qualifications to serve on our board of directors include her background in investment banking and as the Chair of the investment oversight committee at a global private equity firm, providing tremendous experience with strategy and risk management, and a track record of creating value for stockholders.

Robert L. Greene has been a member of our board of directors since August 2020. Mr. Greene has been the President and Chief Executive Officer of the National Association of Investment Companies, the largest network of diverse-owned private equity firms and hedge funds, since February 2013. He was the Head of Investor Relations of Syncom Venture Partners, a venture capital firm, from June 2007 to December 2013. Mr. Greene currently serves on the board of directors of Transworld Systems Inc., a privately held, private equity-backed company that provides debt collection services for Fortune 500 companies on a global basis, which he joined in May 2018. He also currently serves on the board of directors and audit committee of Travelport, a UK-based travel technology company, which he joined in July 2019. From May 2008 to May 2017, Mr. Greene served as the chair of the board of trustees of the Virginia Retirement System, one of the largest public pension plans in the U.S., where he also served as chair of the audit committee, administration and personnel committee and investment policy committee and as a member and chair of the executive search committee. Mr. Greene’s qualifications to serve on our board of directors include his private equity background, his expertise in developing and executing growth strategies as well as his experience as a board member of other companies.

Lowell W. Robinson has been a member of our board of directors since August 2020. Mr. Robinson is an experienced executive with over thirty years of senior global strategic, financial, M&A, operational, turnaround and governance experience. Mr. Robinson was Chief Financial Officer, Chief Operating Officer and Chief Administrative Officer of MIVA, Inc. a Nasdaq digital marketing company, serving as Chief Financial Officer from 2006 to 2009, Chief Administrative Officer from 2006 to 2007, and Chief Operating Officer from 2007 to 2009, EVP, Chief Financial Officer and Chief Administrative Officer of HotJobs.com Ltd. from 2000 to 2002, EVP, Chief Financial Officer and Chief Administrative Officer of PRT Group Inc., a software services technology company from 1997 to 1999, and EVP, Chief Financial Officer and Chief Administrative Officer of Valassis/Advo Inc., a NYSE direct marketing company, from 1994 to 1997. In addition, Mr. Robinson held senior financial positions with Citigroup Inc. from 1986 to 1993 as Chief Financial Officer for The Travelers Life and Health Insurance businesses, Chief Financial Officer for Citigroup’s Global Insurance Division, and Controller and Chief Financial Officer for all international consumer and retail businesses, including retail banking and credit cards. Mr. Robinson is currently on the board of PhenixFIN, previously known as Medley Capital Corporation, a business development company, which he joined in April 2019, and also serves on their audit committee and chairs their compensation committee. Mr. Robinson is also currently on the board of Barnes & Noble Education, Inc., a leading solutions provider for the education industry, which he joined in July 2020, and serves on their audit committee and compensation committee. He recently served on the board of Aratana Therapeutics, Inc. from May 2018 to July 2019. In addition, Mr. Robinson served as a director of Evine Live Inc. (f/k/a ShopHQ), a $700 million home shopping/omnichannel company, from March 2014 to June 2018, where he was chair of the audit committee and on the finance committee. Additionally, he served as a director for SITO Mobile, Ltd. from April 2017 to June 2017 and served as a director for Higher One Holdings, Inc., a fintech education services company, from June 2014 to August 2016, where he chaired the audit committee and was on the risk management committee. He served as a director of Support.com, Inc. from March 2016 to June 2016 and served as a director of The Jones Group, Inc., from 2005 to April 2014, where he was chair of the audit committee and on the compensation committee. He also served as chair of two GE Capital companies in media, publishing and digital from 2010 to 2014. Mr. Robinson’s prior board experience also includes serving as a director of each of Independent Wireless One Corp., Edison Schools Inc. and International Wire Group, Inc. He is on the non-profit boards of the New York Academy of Sciences and the Harvard Business School Club of NY and previously served on the non-profit boards of The Council for Economic Education, The Metropolitan Opera Guild, the Smithsonian Libraries and the University of Wisconsin School of Business, where he ran their director’s summit and is currently on the advisory board for their Department of Economics. Mr. Robinson earned an MBA in finance from Harvard Business School and a BA in Economics from The University of Wisconsin. Mr. Robinson’s qualifications to serve on our board of directors include his broad diversified expertise in various industries, as well as his experience serving as a director of numerous public companies.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended if approved by the holders of at least 90% of our common stock entitled to vote thereon. Approval of our initial business combination will require the affirmative vote of a majority of our board directors. The term of office of our initial directors will expire at our first annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled by vote of a majority of our directors then in office.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below.

Audit Committee

The members of our audit committee are Pauline J. Brown, Michelle Felman, Robert L. Greene and Lowell W. Robinson with Lowell W. Robinson serving as chair of the audit committee.

Each member of the audit committee is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. In addition, our board of directors has determined that Lowell W. Robinson qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Pauline J. Brown, Michelle Felman, Robert L. Greene and Lowell W. Robinson with Michelle Felman serving as chair of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•	reviewing and approving the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee and compensation committee charters as exhibits to the registration statement in connection with our IPO.

You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 777 Third Avenue, 18th Floor, New York, New York 10017 or by telephone at (212) 845-7977. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business—Acquisition Process”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or policies applicable to our officers or directors, will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Potential investors should be aware of the following potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities (including the activities of Starboard).

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months from the closing of the IPO. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within 24 months from the closing of the IPO. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor, officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

•	The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations and duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there will not be any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Each of our directors, officers and Industry Advisors has agreed not to become a director or officer (and, in the case of the Industry Advisors, an industry or operating advisor) of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Jeffrey C. Smith	Starboard Value LP	Investment	Managing Member, Chief Executive Officer and Chief Investment Officer
	Papa John’s International Inc.	Restaurant industry	Chair
Martin D. McNulty, Jr.	Starboard Value LP	Investment	Managing Director
Kenneth R. Marlin	Starboard Value LP	Investment	Partner and Chief Financial Officer
Pauline J. Brown	Aesthetic Intelligence LLC Neiman Marcus Group	Advisory Services Retail	Sole proprietor Director
Michelle Felman	JAM Holdings	Advisory Services	Founder
	Reonomy Cumming Corp.	Real estate technology Project management and cost consulting	Director Director
	Turner Impact Capital	Investment	Member of the advisory board
Robert L. Greene	National Association of Investment Companies	Network	President and Chief Executive Officer
	Transworld Systems Inc.	Debt collection	Director
	Travelport	Travel technology	Director
Lowell W. Robinson	PhenixFin	Investment	Director
	Barnes & Noble Education, Inc.	Education	Director

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business—Acquisition Process”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We are not prohibited from pursuing our initial business combination with a business combination target that is affiliated with our sponsor, our directors or our officers or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, our directors, officers or their affiliates. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, our sponsor, directors, officers, Industry Advisors, or any of their respective affiliates may invest in us after the date of the IPO, although they have no obligation or current intention to do so. If any such person elects to invest in us, such proposed investments could influence their motivations to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, officers and directors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote public shares purchased by them (if any) during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

In connection with the IPO, we have undertaken that insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.

Executive Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. We also pay our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely that the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the shares of common stock underlying the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A Common Stock		Class B Common Stock(2)
	Number of shares beneficially owned	% of Class	Number of shares beneficially owned	% of Class
Name and address of beneficial owner(1)
Our Sponsor, Directors and Executive Officers
SVAC Sponsor LLC(2)	—	—	9,480,713	18.8	%(3)
Jeffrey C. Smith	—	—	—	—
Martin D. McNulty, Jr	—	—	505,150	1.0	%(3)
Kenneth R. Marlin	—	—	—	—
Pauline J. Brown	—	—	30,000	*
Michelle Felman	—	—	30,000	*
Robert L. Greene	—	—	30,000	*
Lowell W. Robinson	—	—	30,000	*
All directors and executive officers as a group (seven individuals)	—	—	625,150	1.2	%(3)

Other 5% Stockholders
Adage Capital Partners GP, L.L.C(4)	2,850,000	7.05%	—	—
Teacher Retirement System of Texas(5)	2,399,561	5.9%
Integrated Core Strategies (US) LLC(6)	2,371,068	5.9%	—	—
Empyrean Capital Partners, LP(7)	2,149,134	5.3%	—	—

1	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Starboard Value Acquisition Corp., 777 Third Avenue, 18th Floor, New York, New York 10017.

2	Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment. Excludes forward purchase shares that will only be issued, if at all, at the time of our initial business combination. SVAC Manager LLC, a Delaware limited liability company, is the manager of our sponsor.

3	Based upon 40,423,453 shares of Class A common stock outstanding and 10,105,863 shares of Class A common stock issuable upon conversion of the founder shares beneficially owned by our initial stockholders.

4	Based solely upon the Schedule 13G/A filed by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross (collectively, the “Reporting Persons”) on February 11, 2021. Beneficial ownership of these shares is shared among the Reporting Persons. The business address of each of the Reporting Persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

5	Based solely upon the Schedule 13G filed by Teacher Retirement System of Texas on February 5, 2021. The business address of Teacher Retirement System of Texas is 1000 Red River Street, Austin, Texas 78701.

6	Based solely upon the Schedule 13G/A filed by Integrated Core Strategies (US) LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander on January 28, 2021. Beneficial ownership of these shares is shared among Integrated Core Strategies (US) LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Mr. Englander. The business address of each of Integrated Core Strategies (US) LLC, ICS Opportunities, Ltd. and Mr. Englander is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103. The business address of each of Millennium International Management LP, Millennium Management LLC and Millennium Group Management LLC is 666 Fifth Avenue, New York, New York 10103.

7	Based solely upon the Schedule 13G/A filed by Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron on January 8, 2021. The business address of each of Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Mr. Meron is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

We have no compensation plans under which equity securities are authorized for issuance.

Changes in Control

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In November 2019, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In June 2020, our sponsor transferred (i) 431,250 founder shares to Martin D. McNulty, Jr., our Chief Executive Officer and a member of our board of directors and (ii) 25,000 founder shares to each of Pauline J. Brown, Michelle Felman and Lowell Robinson. In July 2020, our sponsor transferred 25,000 founder shares to Robert L. Greene. On September 9, 2020, we effected a stock dividend of 1,725,000 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 10,350,000 founder shares. An aggregate of 244,137 of such founder shares held by our sponsor and our Chief Executive Officer were forfeited upon the underwriters’ partial exercise of the over-allotment option on September 18, 2020.

Our sponsor purchased an aggregate of 6,723,127 private placement warrants for a purchase price of $1.50 per warrant in connection with the closing of the IPO and the partial exercise of the underwriters’ over-allotment option, for an aggregate purchase price of approximately $10,084,691. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

We have entered into a forward purchase agreement with the forward purchasers pursuant to which the forward purchasers will purchase forward purchase shares at a price equal to $9.50 per share, in a private placement that will close simultaneously with the closing of our initial business combination. At the closing, the forward purchasers will purchase the number of forward purchase shares from us that would result in net proceeds in an aggregate amount necessary to satisfy the Redemption Obligation, subject to the Maximum Backstop Commitment. In addition, in connection with their purchase of any forward purchase shares, the forward purchasers will acquire private placement warrants at the distribution time as further described in this Annual Report. The forward purchasers have agreed that they will not redeem any Class A common stock held by them in connection with the initial business combination. The forward purchase shares are identical to the shares of Class A common stock included in the units sold in the IPO, except that the forward purchase shares are subject to transfer restrictions and certain registration rights, as described herein, and there is no contingent right to receive distributable redeemable warrants attached to the forward purchase shares. Rather, in connection with their purchase of any forward purchase shares, the forward purchasers will acquire private placement warrants as further described herein. The private placement warrants to be issued pursuant to the forward purchase agreement are identical to the private placement warrants being issued to the sponsor at the closing of the IPO, and as a result, are identical to the redeemable warrants, except that, so long as they are held by the forward purchasers or their permitted transferees: (1) they will not be redeemable by us, except as otherwise set forth herein; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the forward purchasers until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof  (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

The forward purchasers have the right to transfer a portion of their obligation to purchase the forward purchase shares to forward transferees, and our sponsor may, in its discretion, transfer, directly or indirectly, certain of its founder shares and private placement warrants to any such forward transferees, subject to compliance with applicable securities laws.

The forward purchase agreement also provides that forward purchasers and any forward transferees are entitled to certain registration rights with respect to their forward purchase shares, as described below.

In addition, we have entered into an agreement with the forward purchasers, pursuant to which the forward purchasers may, at their option in whole or in part, anytime or from time to time during the 6-month period following the closing of our initial business combination, purchase additional common equity of the surviving entity in our initial business combination at a price of  $10.00 per share (or other relevant equity interest) (the “optional shares”) for aggregate consideration not to exceed the difference between (i) $150,000,000 and (ii) the lesser of  (a) the Redemption Obligation or (b) $100,000,000 (the “optional share purchase agreement”). The optional share purchase agreement provides that the forward purchasers are entitled to certain registration rights with respect to their optional shares.

As described in “Item 1. Business—Acquisition Process” and “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

We have entered into an Administrative Services Agreement pursuant to which we also pay our sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our sponsor will be paid a total of  $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the IPO, our sponsor agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of October 31, 2020 and the closing of the IPO. We repaid these loans on September 14, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, Starboard, or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, Starboard or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement entered into prior to the closing of the IPO requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Pursuant to the forward purchase agreement, we have agreed that we will use our commercially reasonable efforts to (i) within 30 days after the closing of the initial business combination, file a registration statement with the SEC for a secondary offering of the forward purchase shares and the private placement warrants issued pursuant to the forward purchase agreement, if any (including any shares of Class A common stock issued or issuable upon the exercise of such warrants), (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after such closing and (iii) maintain the effectiveness of such registration statement, until the earlier of  (A) the date on which the forward purchasers cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

Prior to the IPO, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

In connection with the IPO, we adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of the IPO, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with our sponsor, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

•	repayment of an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	payment to our sponsor of a total of $10,000 per month, for up to 24 months, for office space, administrative and support services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	repayment of loans which may be made by our sponsor, Starboard or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender.

These payments may be funded using the net proceeds of the IPO and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of Pauline J. Brown, Michelle Felman, Robert L. Greene and Lowell W. Robinson is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2020 and for the period from November 14, 2019 (inception) through December 31, 2019, and for services rendered in connection with our IPO, totaled $90,125 and $16,892, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the year ended December 31, 2020 and for the period from November 14, 2019 (inception) through December 31, 2019.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees for the year ended December 31, 2020 and for the period from November 14, 2019 (inception) through December 31, 2019.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the year ended December 31, 2020 and for the period from November 14, 2019 (inception) through December 31, 2019.

Pre-Approval Policy

Our audit committee was formed in connection with the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained from the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 9, 2020, between the Company and UBS Securities LLC, as representative of the several underwriters(1)

2.1†	Agreement and Plan of Merger, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Mundo Merger Sub 1, Inc., Mundo Merger Sub 2, LLC, Cyxtera Technologies, Inc. and Mundo Holdings, Inc.(2)

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

4.1	Warrant Agreement, dated September 9, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent(1)

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*

4.3	Specimen Unit Certificate(incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by Starboard Value Acquisition Corp. on September 8, 2020).

4.4	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by Starboard Value Acquisition Corp. on September 8, 2020).

4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed by Starboard Value Acquisition Corp. on September 14, 2020).

10.1	Amended and Restated Private Placement Warrants Purchase Agreement, dated September 9, 2020, between the Company and SVAC Sponsor LLC(1)

10.2	Letter Agreement, dated September 9, 2020, among the Company, SVAC Sponsor LLC and each of the officers and directors of the Company(1)

10.3	Investment Management Trust Account Agreement, dated September 9, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee(1)

10.4	Registration Rights Agreement, dated September 9, 2020, among the Company and certain security holders(1)

10.5	Form of Indemnity Agreement, between the Company and each of the officers and directors of the Company(1)

10.6	Administrative Services Agreement, dated September 9, 2020, between the Company and SVAC Sponsor LLC(1)

10.7	Amended and Restated Forward Purchase Agreement, dated September 9, 2020, among the Company and the purchasers signatory thereto(1)

10.8	Optional Share Purchase Agreement, dated September 9, 2020, among Company and the purchasers signatory thereto(1)

10.9	Stockholder Support Agreement, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Cyxtera Technologies, Inc. and SIS Holdings LP(2)

10.10	Sponsor Support Agreement, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Cyxtera Technologies, Inc., SVAC Sponsor LLC and the other parties thereto(2)

10.11	Form of Subscription Agreement(2)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS XBRL	Instance Document*
101.SCH XBRL	Taxonomy Extension Schema Document*
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
101.LAB XBRL	Taxonomy Extension Label Linkbase Document*
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith
†	Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. SVAC agrees to furnish supplementally a copy of any omitted schedule and exhibits to the Securities and Exchange Commission upon request.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2021 and incorporated by reference herein.

STARBOARD VALUE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2020 and December 31, 2019	F-3
Statements of Operations for the year ended December 31, 2020 and for the period from November 14, 2019 (inception) through December 31, 2019	F-4
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2020 and for the period from November 14, 2019 (inception) through December 31, 2019	F-5
Statements of Cash Flows for the year ended December 31, 2020 and for the period from November 14, 2019 (inception) through the year ended December 31, 2019	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Starboard Value Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Starboard Value Acquisition Corp. (the “Company”), as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from November 14, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from November 14, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2019.

New York, New York

March 15, 2021

STARBOARD VALUE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets:
Current assets:
Cash	$2,557,154	$72,751
Prepaid expenses	223,840	-
Total current assets	2,780,994	72,751
Deferred offering costs associated with the proposed public offering	-	312,489
Investments held in Trust Account	404,403,316	-
Total Assets	$407,184,310	$385,240

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$12,223	$253,937
Accrued expenses	70,000	-
Franchise tax payable	200,841	565
Note payable - related party	-	107,062
Total current liabilities	283,064	361,564
Deferred legal fees	250,000	-
Deferred underwriting commissions in connection with the initial public offering	18,190,554	-
Total liabilities	18,723,618	361,564

Commitments and Contingencies (Note 5)
Class A common stock; 38,346,069 shares subject to possible redemption at $10.00 per share	383,460,690	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,077,384 shares issued and outstanding (excluding 38,346,069 shares subject to possible redemption)	208	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,105,863 shares issued and outstanding (1)	1,011	1,035
Additional paid-in capital	5,205,681	23,965
Accumulated deficit	(206,898)	(1,324)
Total stockholders' equity	5,000,002	23,676
Total Liabilities and Stockholders' Equity	$407,184,310	$385,240

(1) This number includes up to 1,350,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters as of December 31, 2019. On September 18, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 4,423,453 Units; thus, only 244,137 Class B ordinary shares were forfeited accordingly.(see Note 4)

The accompanying notes are an integral part of these financial statements.

STARBOARD VALUE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2020	For the period from November 14, 2019 (inception) through December 31, 2019
General and administrative expenses	$138,416	$759
Administrative expenses - related party	35,668	-
Franchise tax expense	200,276	565
Loss from operations	(374,360)	(1,324)
Net gain from investments held in Trust Account	168,786	-
Net loss	$(205,574)	$(1,324)

Weighted average shares outstanding of Class A common stock	40,058,214	-
Basic and diluted net income per share	$-	$-
Weighted average shares outstanding of Class B common stock	9,302,148 (1)	9,000,000 (1)
Basic and diluted net loss per share	$(0.02)	$(0.00)

(1) This number excludes up to 1,350,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On September 18, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 4,423,453 Units; thus, only 244,137 Class B ordinary shares were forfeited accordingly. (see Note 4)

The accompanying notes are an integral part of these financial statements.

STARBOARD VALUE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	10,350,000	$1,035	$23,965	$(1,324)	$23,676
Sale of units in initial public offering, gross	40,423,453	4,042	-	-	404,230,488	-	404,234,530
Offering costs	-	-	-	-	(25,676,631)	-	(25,676,631)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	10,084,691	-	10,084,691
Class B common stock forfeited	-	-	(244,137)	(24)	24	-	-
Common stock subject to possible redemption	(38,346,069)	(3,834)	-	-	(383,456,856)	-	(383,460,690)
Net loss	-	-	-	-	-	(205,574)	(205,574)
Balance - December 31, 2020	2,077,384	$208	10,105,863	$1,011	$5,205,681	$(206,898)	$5,000,002

(1) This number includes up to 1,350,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters as of December 31, 2019. On September 18, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 4,423,453 Units; thus, only 244,137 Class B ordinary shares were forfeited accordingly.(see Note 4)

	For the period from November 14, 2019 (inception) through December 31, 2019
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - November 14, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	10,350,000	1,035	23,965	-	25,000
Net loss	-	-	-	-	-	(1,324)	(1,324)
Balance - December 31, 2019	-	$-	10,350,000	$1,035	23,965	(1,324)	23,676

The accompanying notes are an integral part of these financial statements.

STARBOARD VALUE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

		For The Period From
		November 14, 2019
	For The Year Ended	(inception) through
	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities:
Net loss	$(205,574)	$(1,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(168,786)	-
Changes in operating assets and liabilities:
Prepaid expenses	(223,840)	-
Accounts payable	620	760
Franchise tax payable	200,276	565
Net cash provided by (used in) operating activities	(397,304)	1

Cash Flows from Investing Activities
Cash deposited in Trust Account	(404,234,530)
Net cash used in investing activities	(404,234,530)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related parties	41,500	100,000
Repayment of note payable to related party	(141,500)
Proceeds received from initial public offering, gross	404,234,530
Proceeds received from private placement	10,084,691
Offering costs paid	(7,102,984)	(52,250)
Net cash provided by financing activities	407,116,237	72,750

Net change in cash	2,484,403	72,751

Cash - beginning of the period	72,751	-
Cash - end of the period	$2,557,154	$72,751

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$7,666	$253,177
Offering costs included in accrued expenses	$70,000	$-
Offering costs funded with note payable	$7,062	$7,062
Deferred underwriting commissions in connection with the initial public offering	$18,190,554	$-
Deferred legal fees	$250,000	$-
Initial value of Class A common stock subject to possible redemption	$341,051,610	$-
Change in initial value of Class A common stock subject to possible redemption	$42,409,080	$-
Forfeiture of Class B common stock	$24	$-

The accompanying notes are an integral part of these financial statements.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Starboard Value Acquisition Corp. (the “Company”) was incorporated in Delaware on November 14, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from November 14, 2019 (inception) to December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

The Company’s sponsor is SVAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering became effective on September 9, 2020. On September 14, 2020, the Company consummated its Initial Public Offering of 36,000,000 units (the “Units” and, with respect to the Class A common stock, par value $0.0001 per share, included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $23.0 million, inclusive of $16.2 million in deferred underwriting commissions (Note 5). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,400,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 18, 2020, the underwriters partially exercised the over-allotment option and on September 23, 2020, purchased an additional 4,423,453 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $44.2 million, and incurred additional offering costs of approximately $2.7 million (net of approximately $221,000 in reimbursement for certain expenses from the underwriters), including approximately $2.0 million in deferred underwriting fees.

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

Upon the closing of the Initial Public Offering, the Private Placement and the sale of the Over-Allotment Units and 589,794 additional Private Placement Warrants, $404.2 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Private Placement, the Over-Allotment Units and the additional Private Placement Warrants were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. There is no assurance that the Company will be able to complete an Initial Business Combination successfully. The Company must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriting discount and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with an InitialBusiness Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of an Initial Business Combination. In addition, the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination.

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

The Sponsor and the Company’s officers and directors have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an Initial Business Combination within the time frame described below, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or September 14, 2022 (the “Combination Period”), the Company will (i) cease all operations, except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the Sponsor and the Company’s officers and directors should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an Initial Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete an Initial Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a transaction agreement reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, less franchise and income taxes payable. This liability will not apply with respect to any claims by a third party or target that executed an agreement waiving claims against and all rights to seek access to the Trust Account whether or not such agreement is enforceable or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $2.6 million in its operating bank account, and working capital of approximately $2.5 million.

The Company’s liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan under the Note (as defined below in Note 4) of approximately $141,000 (see Note 4) from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 14, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below in Note 4). As of December 31, 2020, there were no Working Capital Loans outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in the Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value.  The fair value of investments held in the Trust Account is determined using quoted prices in active markets, other than for investments in open-ended money market funds with published daily NAV, in which case the Company uses NAV as a practical expedient to fair value.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 38,346,069 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,197,611 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $169,000, net of applicable franchise taxes of approximately $169,000 for the year ended December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the year ended December 31, 2020 is calculated by dividing the general and administration expenses of approximately $174,000 and franchise taxes of approximately $31,000, resulting in a net loss of approximately $205,000, by the weighted average number of Class B common stock outstanding for the period.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

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

The Sponsor and the Company’s Chief Executive Officer agreed to forfeit up to 1,350,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 23, 2020, upon the underwriters’ partial exercise of the over-allotment, an aggregate of 244,137 Founder Shares were forfeited by the Sponsor and the Company’s Chief Executive Officer.

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on the date that the securities of the Company are first listed on The Nasdaq Stock Market LLC and continuing until the earlier of the Company’s consummation of an Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The Company incurred approximately $36,000 for expenses in connection with the Administrative Services Agreement from the listing date through December 31, 2020, which is reflected in the accompanying statements of operations. As of December 31, 2020, there was $10,000 payable.

The Sponsor, the Company’s executive officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

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

An additional fee of $0.45 per Unit, or $18.2 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company obtained legal advisory service with a legal counsel firm in connection with the Initial Public Offering and agreed to pay the legal counsel firm an amount of $250,000 solely in the event that the Company completes an Initial Business Combination.

Note 6—Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 40,423,453 shares of Class A common stock outstanding, including 38,346,069 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheet. As of December 31, 2019, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In November 2019, the Company issued 8,625,000 shares of Class B common stock. On September 9, 2020, the Company effected a share capitalization, resulting in an aggregate of 10,350,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The Sponsor and the Company’s Chief Executive Officer agreed to forfeit up to 1,350,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 23, 2020, upon the underwriters’ partial exercise of the over-allotment, an aggregate of 244,137 Founder Shares were forfeited by the Sponsor and the Company’s Chief Executive Officer. As of December 31, 2020 and December 31, 2019, there were 10,105,863 and 10,350,000 shares of Class B common stock outstanding, respectively.

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of an Initial Business Combination, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
U.S. Treasury Securities (1)	$404,400,376	$-	$-

(1)	Excludes $2,940 of cash held in the Trust Account as of December 31, 2020.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020.

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2020 and for the period from November 14, 2019 (inception) through December 31, 2019.

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$6,596
Net operating loss carryforwards	36,574
Total deferred tax assets	43,170
Valuation allowance	(43,170)
Deferred tax asset, net of allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Change in Valuation Allowance	(21.0)%
Income Taxes Benefit	0.0%

Note 9—Subsequent Events

On February 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mundo Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub 1”), Mundo Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub 2”), Cyxtera Technologies, Inc., a Delaware corporation (“Cyxtera”), and Mundo Holdings, Inc. (“NewCo”), a Delaware corporation and wholly-owned subsidiary of SIS Holdings LP, a Delaware limited partnership (“Cyxtera Stockholder”), which provides for, among other things, (i) Cyxtera to be contributed to Newco by the Cyxtera Stockholder, with Cyxtera becoming a wholly-owned subsidiary of Newco, (ii) Merger Sub 1 to be merged with and into NewCo (the “First Merger”), with NewCo surviving the First Merger as a wholly-owned subsidiary of the Company and Merger Sub 1 ceasing to exist, and (iii) immediately following the First Merger, NewCo to be merged with and into Merger Sub 2 (the “Second Merger”, and together with the First Merger and the other transactions contemplated by the Merger Agreement, the “Cyxtera Business Combination”), with Merger Sub 2 surviving the Second Merger as a wholly-owned subsidiary of the Company and NewCo ceasing to exist. As a result of the Cyxtera Business Combination, Cyxtera and the various operating subsidiaries of Cyxtera will become subsidiaries of the Company, with the Cyxtera Stockholder becoming a stockholder of the Company. Upon closing of the Cyxtera Business Combination, the Company will be renamed “Cyxtera Technologies, Inc.” As a consequence of the Cyxtera Business Combination, each issued and outstanding Founder Share will automatically convert into a share of Class A common stock on a one-for-one basis. The Cyxtera Business Combination is expected to close mid-2021, following the receipt of the required approval by the Company’s stockholders and the fulfillment of other customary closing conditions.

In connection with the Merger Agreement, the Cyxtera Stockholder entered into a Stockholder Support Agreement with the Company and Cyxtera (the “Stockholder Support Agreement”), pursuant to which, among other things, the Cyxtera Stockholder agreed to (i) provide its consent to the adoption of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the mergers and the pre-closing restructuring, and (ii) take all actions necessary or appropriate to contribute its equity securities in Cyxtera to NewCo and otherwise cause the pre-closing restructuring to occur in accordance with the Merger Agreement. In addition, the Cyxtera Stockholder agreed not to transfer any equity securities of Cyxtera or NewCo until the date upon which the Stockholder Support Agreement expires, except as contemplated by the Stockholder Support Agreement. Further, the Sponsor and the other holders of the Founder Shares (together with the Sponsor, the “Insiders”) entered into a Sponsor Support Agreement with the Company and Cyxtera (the “Sponsor Support Agreement”), pursuant to which, among other things, each Insider agreed to (i) vote all Class A common stock and Class B common stock owned by it, him or her (all such common stock, the “Covered Shares”) in favor of the transactions contemplated by the Merger Agreement, including the mergers, and each other proposal related thereto included on the agenda for the special meeting of stockholders related thereto and (ii) not redeem, or seek to redeem, any Covered Shares owned by it, him or her in connection with the stockholder approval of the Cyxtera Business Combination. In addition, each Insider agreed, subject to certain exceptions, not to transfer, as applicable, any shares of Class B common stock, Private Placement Warrants (or shares of Class A common stock issued or issuable upon the exercise of Private Placement Warrants) or other equity securities of SVAC until the date upon which the Sponsor Support Agreement expires. Solely in connection with and only for the purpose of the transactions contemplated by the Merger Agreement, each Insider irrevocably and unconditionally waived and agreed not to assert, claim or perfect any rights to adjustment or other anti-dilution protection with respect to the rate that the shares of Class B common stock held by him, her or it converts into Class A common stock pursuant to Section 4.3 of the Company’s Certificate of Incorporation or any other anti-dilution protections or other adjustment or similar protections that arise in connection with the Cyxtera Business Combination.

In addition, Cyxtera and the forward purchasers entered into a letter agreement related to the optional share purchase agreement, pursuant to which letter agreement the forward purchasers agreed not to purchase optional shares in an aggregate amount exceeding $75,000,000 for all forward purchasers.

In connection with the Merger Agreement, the Company also entered into separate subscription agreements, dated February 21, 2021, with certain investors, pursuant to which the Company has agreed to issue and sell, in private placements to close immediately prior to the closing of the Cyxtera Business Combination, an aggregate of 25,000,000 shares of Class A common stock for a purchase price of $10.00 per share and an aggregate purchase price of $250,000,000, of which certain clients of Starboard Value LP have committed to purchase, on the same terms as the other subscribers, an aggregate of 6,000,000 shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $60,000,000.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued, and determined that, other than as described above, there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2021
Starboard Value Acquisition Corp.

	By:	/s/Martin D. McNulty, Jr.
Name: Martin D. McNulty, Jr.
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Kenneth R. Marlin
Name: Kenneth R. Marlin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Martin D. McNulty, Jr.	Chief Executive Officer and Director	March 15, 2021
Martin D. McNulty, Jr.	(Principal Executive Officer)

/s/ Kenneth R. Marlin	Chief Financial Officer	March 15, 2021
Kenneth R. Marlin	(Principal Financial and Accounting Officer)

/s/ Jeffrey C. Smith	Chair of the Board	March 15, 2021
Jeffrey C. Smith

/s/ Pauline J. Brown	Director	March 15, 2021
Pauline J. Brown

/s/ Michelle Felman	Director	March 15, 2021
Michelle Felman

/s/ Robert L. Greene	Director	March 15, 2021
Robert L. Greene

/s/ Lowell W. Robinson	Director	March 15, 2021
Lowell W. Robinson