Form 10-K/A
period 2020-12-31
STARBOARD VALUE ACQUISITION CORP.
filed 2021-05-13
CIK 1794905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) to “we,” “us,” “company”, “our company” or “SVAC” are to Starboard Value Acquisition Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” are to SVAC Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering (the “IPO”).

This Amendment No. 1 amends the Annual Report on Form 10-K of Starboard Value Acquisition Corp. for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021 (the “Original Filing”), to restate our financial statements as of December 31, 2020 and for the year ended December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on September 14, 2020, our warrants and the forward purchase agreement (as defined below) were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants and the forward purchase agreement should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the company in consultation with its audit committee, concluded that its previously issued audited financial statements as of and for the year ended December 31, 2020 and the unaudited interim financial statements as of and for the three and nine months ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and the forward purchase agreement and should no longer be relied upon.

Historically, the Warrants and the forward purchase agreement were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants and the forward purchase agreement, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the company’s historical interpretation of the specific provisions within its warrant agreement and the company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on September 14, 2020 and the forward purchase agreement in light of the SEC Staff’s published views and, based on this reassessment, we determined that the Warrants and the forward purchase agreement should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations for each reporting period.

The change in accounting for the Warrants and the forward purchase agreement did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the financial statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants and the forward purchase agreement does not impact the amounts previously reported for the company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

ii

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Annual Report”), including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

iii

PART I

Item 1.	Business.

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

Over the last 18 years, Starboard’s investment team has developed extensive experience working with management teams of public companies, across market capitalizations and industries, in order to unlock stockholder value. Over the past 18 years, Starboard’s team has been actively involved with more than 120 public companies and has developed an extensive network of operators and advisors with whom it works. Starboard has built a strong reputation and following in the public markets, attracting significant fundamental investor interest in the companies in which it invests. Starboard typically focuses on investment opportunities in public companies in need of transformation and looks to work with those companies to effect such transformations through operational improvements, changes in strategic focus, improved execution, enhanced corporate governance and oversight, and/or by providing strategic capital. We believe this track record of public company value creation and Starboard’s practices in partnering with companies and their stockholders to effect change are relevant capabilities for private companies seeking a public listing, and present a compelling value proposition for such potential target businesses. Our management team and Starboard have experience in:

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

Financial Position

With funds available for a business combination in the amount of $386,212,762 as of December 31, 2020, assuming no redemptions and after payment of  $18,190,554 of deferred underwriting fees, but before fees and expenses associated with our initial business combination, and the funds, if any, from the issuance of our forward purchase shares and optional shares, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

16

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

17

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

18

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

In addition, our sponsor purchased an aggregate of 6,723,127 private placement warrants for a purchase price of $10,084,691, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting related to our accounting for instruments that have an equity and liability component related to the instruments we issued in connection with the IPO. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, in May 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate the previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for instruments that have an equity and liability component related to the instruments we issued in connection with our IPO in September 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative liabilities, change in fair value of derivative liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for instruments that have an equity and liability component related to the instruments we issued in connection with the IPO, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

In this Annual Report, we are restating (i) our audited financial statements as of December 31, 2020, and for the year ended December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in September 2020, our warrants and the forward purchase agreement were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants and the forward purchase agreement should be presented as liabilities with subsequent fair value remeasurement.

Therefore, in consultation with our audit committee, we concluded that our previously issued audited financial statements as of and for the year ended December 31, 2020 and the unaudited interim financial statements as of, and for the three and nine months ended September 30, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our Warrants and should no longer be relied upon.

Historically, the Warrants and the forward purchase agreement were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants and the forward purchase agreement, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the company’s historical interpretation of the specific provisions within its warrant agreement and the company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued in September 2020 and the forward purchase agreement in light of the SEC Staff’s published views and, based on this reassessment, we determined that the Warrants and the forward purchase agreement should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations for each reporting period.

Our accounting for the Warrants and the forward purchase agreement as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the company's warrants as components of equity instead of as derivative liabilities.  For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

See “Item 1. Business—Proposed Business Combination” and Note 12 to our audited financial statements for further information related to the Cyxtera Business Combination.

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

For the year ended December 31, 2020, we had a net loss of approximately $27.1 million, which consisted of approximately $26.3 million loss from changes in fair value of derivative liabilities, approximately $0.6 million of offering costs associated with derivative liabilities, approximately $138,000 in general and administrative expenses, approximately $36,000 of administrative expenses paid to a related party and approximately $200,000 of franchise tax expense, which was partially offset by approximately $169,000 net gain on investments held in the trust account.

For the period from November 14, 2019 (inception) through December 31, 2019, we had a net loss of approximately $1,300, which consisted of approximately $800 in general and administrative expenses and approximately $500 of franchise tax expense.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our IPO and our private placement warrants and forward purchase agreement as liabilities at their fair value and adjust the derivative instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the year ended December 31, 2020, the change in fair value of derivatives was a decrease of approximately $26.3 million. We also recognized a charge of $0.6 million for the amount of offering costs ascribed to the derivative liabilities.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 33,614,040 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 6,737,242 detachable redeemable warrants to investors in our IPO and issued 6,723,127 private placement warrants to our sponsor. We will also be distributing warrants (which will be in the form of distributable redeemable warrants and, to the extent any public stockholders redeem Class A common stock in connection with the initial business combination, distributable redeemable warrants and private placement warrants) to purchase 6,737,242 shares of our Class A common stock in connection with the closing of our initial business combination. All of our outstanding warrants and distributable redeemable warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the IPO and private placement, and distributable redeemable warrants, were initially measured at fair value using a modified Black-Scholes option pricing model.

We have entered into the forward purchase agreement pursuant to which the forward purchasers will purchase forward purchase shares at a price equal to $9.50 per share, in a private placement that will close simultaneously with the closing of our initial business combination. At the closing, the forward purchasers will purchase the number of forward purchase shares from us that would result in net proceeds in an aggregate amount necessary to satisfy the Redemption Obligations, subject to a maximum of $100,000,000. The forward purchase agreement is recognized as a derivative liability in accordance with ASC 815-40. Accordingly, we recognize the forward purchase agreement as a liability at fair value and adjust the instrument to fair value at each reporting period.

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

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the trust account of approximately $169,000, net of applicable franchise taxes of approximately $169,000 for the year ended December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the year ended December 31, 2020 is calculated by dividing the net loss of approximately $27.1 million, by the weighted average number of Class B common stock outstanding for the period.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance in September 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting for instruments that have an equity and liability component. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for instruments that have an equity and liability component related to the instruments we issued in connection with the September 2020 IPO, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Item 16.	Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 9, 2020, between the Company and UBS Securities LLC, as representative of the several underwriters(1)

2.1†	Agreement and Plan of Merger, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Mundo Merger Sub 1, Inc., Mundo Merger Sub 2, LLC, Cyxtera Technologies, Inc. and Mundo Holdings, Inc.(2)

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

4.1	Warrant Agreement, dated September 9, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent(1)

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(3)

4.3	Specimen Unit Certificate(incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by Starboard Value Acquisition Corp. on September 8, 2020).

4.4	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by Starboard Value Acquisition Corp. on September 8, 2020).

4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed by Starboard Value Acquisition Corp. on September 14, 2020).

10.1	Amended and Restated Private Placement Warrants Purchase Agreement, dated September 9, 2020, between the Company and SVAC Sponsor LLC(1)

10.2	Letter Agreement, dated September 9, 2020, among the Company, SVAC Sponsor LLC and each of the officers and directors of the Company(1)

10.3	Investment Management Trust Account Agreement, dated September 9, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee(1)

10.4	Registration Rights Agreement, dated September 9, 2020, among the Company and certain security holders(1)

10.5	Form of Indemnity Agreement, between the Company and each of the officers and directors of the Company(1)

10.6	Administrative Services Agreement, dated September 9, 2020, between the Company and SVAC Sponsor LLC(1)

10.7	Amended and Restated Forward Purchase Agreement, dated September 9, 2020, among the Company and the purchasers signatory thereto(1)

10.8	Optional Share Purchase Agreement, dated September 9, 2020, among Company and the purchasers signatory thereto(1)

10.9	Stockholder Support Agreement, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Cyxtera Technologies, Inc. and SIS Holdings LP(2)

10.10	Sponsor Support Agreement, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Cyxtera Technologies, Inc., SVAC Sponsor LLC and the other parties thereto(2)

10.11	Form of Subscription Agreement(2)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS XBRL	Instance Document*
101.SCH XBRL	Taxonomy Extension Schema Document*
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL	Taxonomy Extension Label Linkbase Document*
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
**	Furnished herewith
†	Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. SVAC agrees to furnish supplementally a copy of any omitted schedule and exhibits to the Securities and Exchange Commission upon request.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 15, 2021 and incorporated by reference herein.

STARBOARD VALUE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2020 (As Restated) and December 31, 2019	F-3
Statements of Operations for the year ended December 31, 2020 (As Restated) and for the period from November 14, 2019 (inception) through December 31, 2019	F-4
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2020 (As Restated) and for the period from November 14, 2019 (inception) through December 31, 2019	F-5
Statements of Cash Flows for the year ended December 31, 2020 (As Restated) and for the period from November 14, 2019 (inception) through the year ended December 31, 2019	F-6
Notes to Financial Statements (As Restated)	F-7

F-1

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 12, 2021

STARBOARD VALUE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(As Restated)
Assets:
Current assets:
Cash	$2,557,154	$72,751
Prepaid expenses	223,840	-
Total current assets	2,780,994	72,751
Deferred offering costs associated with the proposed public offering	-	312,489
Investments held in Trust Account	404,403,316	-
Total Assets	$407,184,310	$385,240

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$12,223	$253,937
Accrued expenses	70,000	-
Franchise tax payable	200,841	565
Note payable - related party	-	107,062
Total current liabilities	283,064	361,564
Deferred legal fees	250,000	-
Derivative liabilities	47,320,290	-
Deferred underwriting commissions in connection with the initial public offering	18,190,554	-
Total liabilities	66,043,908	361,564

Commitments and Contingencies (Note 6)
Class A common stock; 33,614,040 shares subject to possible redemption at $10.00 per share	336,140,400	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 6,809,413 shares issued and outstanding (excluding 33,614,040 and 0 shares subject to possible redemption) at December 31, 2020; none issued and outstanding at December 31, 2019	681	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,105,863 shares issued and outstanding at December 31, 2020; 10,350,000 shares issued and outstanding at December 31, 2019 (1)	1,011	1,035
Additional paid-in capital	32,088,858	23,965
Accumulated deficit	(27,090,548)	(1,324)
Total stockholders' equity	5,000,002	23,676
Total Liabilities and Stockholders' Equity	$407,184,310	$385,240

(1) This number includes up to 1,350,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters as of December 31, 2019. On September 18, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 4,423,453 Units; thus, only 244,137 Class B common stock were forfeited accordingly. (see Note 5)

The accompanying notes are an integral part of these financial statements.

STARBOARD VALUE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2020	For the period from November 14, 2019 (inception) through December 31, 2019
	(As Restated)
General and administrative expenses	$138,416	$759
Administrative expenses - related party	35,668	-
Franchise tax expense	200,276	565
Loss from operations	(374,360)	(1,324)
Other income (expense)
Change in fair value of derivative liabilities	(26,329,220)	-
Offering costs associated with derivative liabilities	(554,430)
Net gain from investments held in Trust Account	168,786	-
Net loss	$(27,089,224)	$(1,324)

Weighted average shares outstanding of Class A common stock	40,058,214	-
Basic and diluted net income per share	$-	$-
Weighted average shares outstanding of Class B common stock	9,302,148 (1)	9,000,000 (1)
Basic and diluted net loss per share	$(2.91)	$(0.00)

(1) This number excludes up to 1,350,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On September 18, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 4,423,453 Units; thus, only 244,137 Class B common stock were forfeited accordingly. (see Note 5)

The accompanying notes are an integral part of these financial statements.

STARBOARD VALUE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2020 (As Restated)
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	10,350,000	$1,035	$23,965	$(1,324)	$23,676
Sale of units in initial public offering, less allocation to derivative liabilities	40,423,453	4,042	-	-	390,390,884	-	390,394,926
Offering costs	-	-	-	-	(25,122,201)	-	(25,122,201)
Private placement proceeds paid by Sponsor in excess of initial fair value of private placement warrants	-	-	-	-	2,933,225	-	2,933,225
Class B common stock forfeited	-	-	(244,137)	(24)	24	-	-
Fair value of derivative liabilities issued in initial public offering and private placement	-	-	-	-	-	-	-
Class A common stock subject to possible redemption	(33,614,040)	(3,361)	-	-	(336,137,039)	-	(336,140,400)
Net loss	-	-	-	-	-	(27,089,224)	(27,089,224)
Balance - December 31, 2020	6,809,413	$681	10,105,863	$1,011	$32,088,858	$(27,090,548)	$5,000,002

(1) This number includes up to 1,350,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters as of December 31, 2019. On September 18, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 4,423,453 Units; thus, only 244,137 Class B common stock were forfeited accordingly. (see Note 5)

	For the period from November 14, 2019 (inception) through December 31, 2019
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - November 14, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	10,350,000	1,035	23,965	-	25,000
Net loss	-	-	-	-	-	(1,324)	(1,324)
Balance - December 31, 2019	-	$-	10,350,000	$1,035	$23,965	$(1,324)	$23,676

The accompanying notes are an integral part of these financial statements.

STARBOARD VALUE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	For The Year Ended December 31, 2020	For The Period From November 14, 2019 (inception) through December 31, 2019
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(27,089,224)	$(1,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative liabilities	26,329,220	-
Offering costs associated with derivative liabilities	554,430	-
Net gain from investments held in Trust Account	(168,786)	-
Changes in operating assets and liabilities:
Prepaid expenses	(223,840)	-
Accounts payable	620	760
Franchise tax payable	200,276	565
Net cash provided by (used in) operating activities	(397,304)	1

Cash Flows from Investing Activities
Cash deposited in Trust Account	(404,234,530)	-
Net cash used in investing activities	(404,234,530)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related parties	41,500	100,000
Repayment of note payable to related party	(141,500)	-
Proceeds received from initial public offering, gross	404,234,530	-
Proceeds received from private placement	10,084,691	-
Offering costs paid	(7,102,984)	(52,250)
Net cash provided by financing activities	407,116,237	72,750

Net change in cash	2,484,403	72,751

Cash - beginning of the period	72,751	-
Cash - end of the period	$2,557,154	$72,751

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$7,666	$253,177
Offering costs included in accrued expenses	$70,000	$-
Offering costs funded with note payable	$7,062	$7,062
Deferred underwriting commissions in connection with the initial public offering	$18,190,554	$-
Deferred legal fees	$250,000	$-
Initial value of Class A common stock subject to possible redemption	$317,537,880	$-
Change in initial value of Class A common stock subject to possible redemption	$18,602,520	$-
Forfeiture of Class B common stock	$24	$-

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from November 14, 2019 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

The Company’s sponsor is SVAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering became effective on September 9, 2020. On September 14, 2020, the Company consummated its Initial Public Offering of 36,000,000 units (the “Units” and, with respect to the Class A common stock, par value $0.0001 per share, included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $23.0 million, inclusive of $16.2 million in deferred underwriting commissions (Note 6). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,400,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 18, 2020, the underwriters partially exercised the over-allotment option and on September 23, 2020, purchased an additional 4,423,453 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $44.2 million, and incurred additional offering costs of approximately $2.7 million (net of approximately $221,000 in reimbursement for certain expenses from the underwriters), including approximately $2.0 million in deferred underwriting fees.

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

The Company will provide holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of an Initial Business Combination. In addition, the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination.

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

The Sponsor and the Company’s officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the Sponsor and the Company’s officers and directors should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an Initial Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete an Initial Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a transaction agreement reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, less franchise and income taxes payable. This liability will not apply with respect to any claims by a third party or target that executed an agreement waiving claims against and all rights to seek access to the Trust Account whether or not such agreement is enforceable or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $2.6 million in its operating bank account, and working capital of approximately $2.5 million.

The Company’s liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan under the Note (as defined below in Note 5) of approximately $141,000 (see Note 5) from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 14, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below in Note 5). As of December 31, 2020, there were no Working Capital Loans outstanding.

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

Note 2 —Restatement of Previously Issued Financial Statements

In May 2021, the audit committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its warrants to purchase common stock that the Company issued in September 2020 (the “Warrants”) and its forward purchase agreement (as defined below), the Company’s previously issued financial statements for the Affected Periods (as defined below) should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in September 2020, the Company’s warrants and forward purchase agreement were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants and forward purchase agreement should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants and forward purchase agreement were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants and forward purchase agreement, based on the Company's application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for the Warrants issued in September 2020 and the forward purchase agreement, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants and forward purchase agreement should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations for each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets and statements of operations for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$407,184,310	$-	$407,184,310
Liabilities and stockholders’ equity
Total current liabilities	$283,064	$-	$283,064
Deferred legal fees	250,000		250,000
Deferred underwriting commissions	18,190,554	-	18,190,554
Derivative liabilities	-	47,320,290	47,320,290
Total liabilities	18,723,618	47,320,290	66,043,908
Class A common stock, $0.0001 par value; shares subject to possible redemption	383,460,690	(47,320,290)	336,140,400
Stockholders’ equity
Preferred stock - $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	208	473	681
Class B common stock - $0.0001 par value	1,011	-	1,011
Additional paid-in-capital	5,205,681	26,883,177	32,088,858
Accumulated deficit	(206,898)	(26,883,650)	(27,090,548)
Total stockholders’ equity	5,000,002	-	5,000,002
Total liabilities and stockholders’ equity	$407,184,310	$-	$407,184,310

	For The Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations
Loss from operations	$(374,360)	$-	$(374,360)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(26,329,220)	(26,329,220)
Financing costs	-	(554,430)	(554,430)
Net gain on investments held in Trust Account	168,786	-	168,786
Total other (expense) income	168,786	(26,883,650)	(26,714,864)
Net loss	$(205,574)	$(26,883,650)	$(27,089,224)

Basic and Diluted weighted-average Class A common stock outstanding	40,058,214	-	40,058,214
Basic and Diluted net loss per Class A share	$-	-	$-
Basic and Diluted weighted-average Class B common stock outstanding	9,302,148	-	9,302,148
Basic and Diluted net loss per Class B share	$(0.02)	-	$(2.64)

In addition, the impact to the balance sheet dated September 14, 2020, filed by the Company with the SEC on Form 8-K on September 18, 2020 related to the impact of accounting for the warrants and the forward purchase agreement as liabilities at fair value resulted in a $21 million increase to the derivative liabilities line item at September 14, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the year ended December 31, 2020 and as of September 30, 2020 and for the three and nine months ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a modified Black-Scholes option pricing model and subsequently, the fair value of the Public Warrants and Private Placement Warrants have been estimated using a modified Black-Scholes option pricing model at each measurement date, other than for the Detachable Redeemable Warrants (as defined below), which have been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the issuance of Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering in September 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 33,614,040 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 6,737,242 Detachable Redeemable Warrants issued in connection with the Initial Public Offering and the 6,723,127 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. The Company will also be distributing warrants (which will be in the form of Distributable Redeemable Warrants and, to the extent any public stockholders redeem Class A common stock in connection with the initial business combination, Distributable Redeemable Warrants and Private Placement Warrants) to purchase 6,737,242 shares of the Company’s Class A common stock in connection with the closing of the initial business combination. All of the outstanding warrants and distributable warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement, and the Distributable Redeemable Warrants, were initially measured at fair value using a modified Black-Scholes option pricing model.

The Company entered into a forward purchase agreement with forward purchasers (as defined below) pursuant to which the forward purchasers will purchase forward purchase shares at a price equal to $9.50 per share, in a private placement that will close simultaneously with the closing of the Initial Business Combination. At the closing, the forward purchasers will purchase the number of forward purchase shares from the Company that would result in net proceeds in an aggregate amount necessary to satisfy the exercise of redemption rights by holders of our public shares in connection with the Initial Business Combination (the “Redemption Obligation”), subject to a maximum funding commitment by the forward purchasers of $100,000,000. The forward purchase agreement is recognized as a derivative liability in accordance with ASC 815-40. Accordingly, the Company recognizes the instrument as a liability at fair value and adjust the instrument to fair value at each reporting period.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $169,000, net of applicable franchise taxes of approximately $169,000 for the year ended December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the year ended December 31, 2020 is calculated by dividing net loss of approximately $27.1 million, by the weighted average number of Class B common stock outstanding for the period.

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

Note 4—Initial Public Offering

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

Each Unit consists of one share of Class A common stock, and one-sixth of one redeemable warrant (or 6,737,242 redeemable warrants in the aggregate, assuming no exercise of the underwriters’ over-allotment option) (each, a “Detachable Redeemable Warrant”) and a contingent right to receive at least one-sixth of one redeemable warrant following the Initial Business Combination Redemption Time (as defined below) under certain circumstances and subject to adjustments (the “Distributable Redeemable Warrants”). Each Public Warrant (as defined below) entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Note 5—Related Party Transactions

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

Note 6—Commitments and Contingencies

Forward Purchase Agreement

On September 9, 2020, certain clients of Starboard Value LP, a Delaware limited partnership, which are also the majority-owners of the Sponsor, entered into a forward purchase agreement (the “forward purchase agreement”) with the Company, pursuant to which such clients (the “forward purchasers”) will purchase shares of the Company’s Class A common stock (“forward purchase shares”) at a price equal to $9.50 per share, in a private placement that will close simultaneously with the closing of the Initial Business Combination. At the closing, the forward purchasers will purchase the number of forward purchase shares from the Company that would result in net proceeds in an aggregate amount necessary to satisfy the Redemption Obligation, subject to a maximum funding commitment by the forward purchasers of $100,000,000. In addition, in connection with their purchase of any forward purchase shares, the forward purchasers will acquire private placement warrants at the distribution time. The forward purchasers have agreed that they will not redeem any Class A common stock held by them in connection with the Initial Business Combination. The forward purchase shares are identical to the shares of Class A common stock included in the Units, except that the forward purchase shares are subject to transfer restrictions and certain registration rights, as described herein, and there is no contingent right to receive Distributable Redeemable Warrants attached to the forward purchase shares. Rather, in connection with their purchase of any forward purchase shares, the forward purchasers will acquire private placement warrants.

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

Note 7—Warrant Liabilities

As of December 31, 2020, the Company has 6,737,242 and 6,723,127 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of an Initial Business Combination, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

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

Note 8—Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 40,423,453 shares of Class A common stock outstanding, including 33,614,040 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheet. As of December 31, 2019, there were no shares of Class A common stock issued or outstanding.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account:
U.S. Treasury Securities (1)		$404,400,376	$-	$-
Liabilities:
Derivative warrant liabilities		$13,272,368	$-	$27,244,372
Forward purchase agreement	$		$-	$6,803,550

(1)	Excludes $2,940 of cash held in the Trust Account as of December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Detachable Redeemable Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2020, when the Detachable Redeemable Warrants were separately listed and traded.

The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a modified Black-Scholes option pricing model and subsequently, the fair value of the Public Warrants and Private Placement Warrants have been estimated using a modified Black-Scholes option pricing model each measurement date, other than for the Detachable Redeemable Warrants which have been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $26.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Public Warrants and Private Placement Warrants, excluding the Detachable Redeemable Warrants after being separately listed and traded, is determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following tables provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of December 31, 2020
Warrants:
Option term (in years)	5.6
Volatility	27.00%
Risk-free interest rate	0.45%
Expected dividends	-
Stock price	$10.06

Forward purchase agreement:
Expected term	0.6
Risk-free interest rate	0.09%
Stock price	$10.06

Note 10—Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2020:

Statutory Federal income tax rate	21.0%
Change in fair value of derivative liabilities	(20.4)%
Financing costs for derivative liabilities	(0.4)%
Change in Valuation Allowance	(0.2)%
Income Taxes Benefit	0.0%

Note 11 —Quarterly Financial Information (Unaudited)

The following tables contain unaudited consolidated quarterly financial information for the three and nine months ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact on net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$407,194,144	$-	$407,194,144
Liabilities and stockholders’ equity
Total current liabilities	$263,065	$-	$263,065
Deferred legal fees	250,000	$-	250,000
Deferred underwriting commissions	18,190,554	-	18,190,554
Derivative liabilities	-	26,272,850	26,272,850
Total liabilities	18,703,619	26,272,850	44,976,469
Class A common stock, $0.0001 par value; shares subject to possible redemption	383,490,520	(26,272,850)	357,217,670
Stockholders’ equity
Preferred stock - $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	207	263	470
Class B common stock - $0.0001 par value	1,011	-	1,011
Additional paid-in-capital	5,175,852	5,835,947	11,011,799
Accumulated deficit	(177,065)	(5,836,210)	(6,013,275)
Total stockholders’ equity	5,000,005	-	5,000,005
Total liabilities and stockholders’ equity	$407,194,144	$-	$407,194,144

	Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(200,738)	$-	$(200,738)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(5,281,780)	(5,281,780)
Financing costs	-	(554,430)	(554,430)
Net gain on investments held in Trust Account	27,226	-	27,226
Total other (expense) income	27,226	(5,836,210)	(5,808,984)
Net loss	$(173,512)	$(5,836,210)	$(6,009,722)

Basic and Diluted weighted-average Class A common stock outstanding	38,081,625		38,081,625
Basic and Diluted net loss per Class A share	$-		$-
Basic and Diluted weighted-average Class B common stock outstanding	10,105,863		10,105,863
Basic and Diluted net loss per Class B share	$(0.02)		$(0.59)

	Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(202,967)	$-	$(202,967)
Other (expense) income:
Change in fair value of warrant liabilities	-	(5,281,780)	(5,281,780)
Financing costs	-	(554,430)	(554,430)
Net gain on investments held in Trust Account	27,226	-	27,226
Total other (expense) income	27,226	(5,836,210)	(5,808,984)
Net loss	$(175,741)	$(5,836,210)	$(6,011,951)

Basic and Diluted weighted-average Class A common stock outstanding	38,081,625	-	38,081,625
Basic and Diluted net loss per Class A share	$-	-	$-
Basic and Diluted weighted-average Class B common stock outstanding	10,105,863	-	10,105,863
Basic and Diluted net loss per Class B share	$(0.02)	-	$(0.35)

Note 12—Subsequent Events

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

Dated: May 12, 2021
Starboard Value Acquisition Corp.

	By:	/s/ Martin D. McNulty, Jr.
Name: Martin D. McNulty, Jr.
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kenneth R. Marlin
Name: Kenneth R. Marlin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Martin D. McNulty, Jr.	Chief Executive Officer and Director	May 12, 2021
Martin D. McNulty, Jr.	(Principal Executive Officer)

/s/ Kenneth R. Marlin	Chief Financial Officer	May 12, 2021
Kenneth R. Marlin	(Principal Financial and Accounting Officer)

/s/ Jeffrey C. Smith	Chair of the Board	May 12, 2021
Jeffrey C. Smith

/s/ Pauline J. Brown	Director	May 12, 2021
Pauline J. Brown

/s/ Michelle Felman	Director	May 12, 2021
Michelle Felman

/s/ Robert L. Greene	Director	May 12, 2021
Robert L. Greene

/s/ Lowell W. Robinson	Director	May 12, 2021
Lowell W. Robinson