Form 10-Q
period 2021-03-31
STARBOARD VALUE ACQUISITION CORP.
filed 2021-05-26
CIK 1794905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to________________

Commission File Number: 001-39496

Starboard Value Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	84-3743013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 Third Avenue, 18th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 845-7977

Not Applicable

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 26, 2021, 40,423,453 shares of Class A common stock, par value $0.0001 per share, and 10,105,863 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

STARBOARD VALUE ACQUISITION CORP.

Form 10-Q

For the three months ended March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STARBOARD VALUE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,903,177	$2,557,154
Prepaid expenses	227,986	223,840
Total current assets	2,131,163	2,780,994
Investments held in Trust Account	404,461,491	404,403,316
Total Assets	$406,592,654	$407,184,310

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$599,617	$12,223
Accrued expenses	70,000	70,000
Franchise tax payable	50,891	200,841
Income tax payable	1,351	-
Total current liabilities	721,859	283,064
Deferred legal fees	250,000	250,000
Deferred underwriting commissions in connection with the initial public offering	18,190,554	18,190,554
Derivative liabilities	34,271,060	47,320,290
Total liabilities	53,433,473	66,043,908

Commitments and Contingencies (Note 5)

Class A common stock; 34,815,918 and 33,614,040 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	348,159,180	336,140,400

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,607,535 and 6,809,413 shares issued and outstanding (excluding 34,815,918 and 33,614,040 shares subject to possible redemption)	561	681
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,105,863 shares issued and outstanding at March 31, 2020 and December 31, 2020	1,011	1,011
Additional paid-in capital	20,070,198	32,088,858
Accumulated deficit	(15,071,769)	(27,090,548)
Total stockholders' equity	5,000,001	5,000,002
Total Liabilities and Stockholders' Equity	$406,592,654	$407,184,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARBOARD VALUE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2021	2020
General and administrative expenses	$1,007,176	$-
Administrative expenses - related party	30,000	-
Franchise tax expense	50,100	1,100
Loss from operations	(1,087,276)	(1,100)
Other income (expenses)
Change in fair value of derivative liabilities	13,049,230	-
Net gain from investments held in Trust Account	58,175	-
Interest income	-	14
Income/(loss) before income tax expense	12,020,129	(1,086)
Income tax expense	1,350	-
Net income (loss)	$12,018,779	$(1,086)

Weighted average shares outstanding of Class A common stock	40,423,453	-
Basic and diluted net income (loss) per share	$0.00	$-
Weighted average shares outstanding of Class B common stock	10,105,863	9,000,000
Basic and diluted net income (loss) per share	$1.19	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARBOARD VALUE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For The Three Months Ended March 31, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	6,809,413	$681	10,105,863	$1,011	$32,088,858	$(27,090,548)	$5,000,002
Common stock subject to possible redemption	(1,201,878)	(120)	-	-	(12,018,660)	-	(12,018,780)
Net income	-	-	-	-	-	12,018,779	12,018,779
Balance - March 31, 2021 (unaudited)	5,607,535	$561	10,105,863	$1,011	$20,070,198	$(15,071,769)	$5,000,001

	For The Three Months Ended March 31, 2020
	Common Stock
	Class A		Class B		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance - December 31, 2019	-	$-	10,350,000	$1,035	$23,965	$(1,324)	$23,676
Net loss	-	-	-	-	-	(1,086)	(1,086)
Balance - March 31, 2020 (unaudited)	-	$-	10,350,000	$1,035	$23,965	$(2,410)	$22,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARBOARD VALUE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$12,018,779	$(1,086)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(13,049,230)	-
Net gain from investments held in Trust Account	(58,175)	-
Changes in operating assets and liabilities:
Prepaid expenses	(4,146)	-
Accounts payable	587,394	-
Franchise tax payable	(149,950)	1,100
Income tax payable	1,351	-
Net cash provided by (used in) operating activities	(653,977)	14

Net change in cash	(653,977)	14

Cash - beginning of the period	2,557,154	72,751
Cash - end of the period	$1,903,177	$72,765

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$33,551
Offering costs included in accrued expenses	$-	$3,302
Change in value of Class A common stock subject to possible redemption	$12,018,780	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from November 14, 2019 (inception) to March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

The Company’s sponsor is SVAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for the Initial Public Offering became effective on September 9, 2020. On September 14, 2020, the Company consummated its Initial Public Offering of 36,000,000 units (the “Units” and, with respect to the Class A common stock, par value $0.0001 per share, included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $23.0 million, inclusive of $16.2 million in deferred underwriting commissions (Note 5). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,400,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 18, 2020, the underwriters partially exercised the over-allotment option and on September 23, 2020, purchased an additional 4,423,453 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $44.2 million, and incurred additional offering costs of approximately $2.7 million (net of approximately $221,000 in reimbursement for certain expenses from the underwriters), including approximately $2.0 million in deferred underwriting fees.

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

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.9 million in its operating bank account, and working capital of approximately $1.4 million.

The Company’s liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan under the Note (as defined below in Note 4) of approximately $141,000 (see Note 4) from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 14, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below in Note 4). As of March 31, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination

On February 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mundo Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub 1”), Mundo Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub 2”), Cyxtera Technologies, Inc., a Delaware corporation (“Cyxtera”), and Mundo Holdings, Inc. (“NewCo”), a Delaware corporation and wholly-owned subsidiary of SIS Holdings LP, a Delaware limited partnership (“Cyxtera Stockholder”), which provides for, among other things, (i) Cyxtera to be contributed to Newco by the Cyxtera Stockholder, with Cyxtera becoming a wholly-owned subsidiary of Newco, (ii) Merger Sub 1 to be merged with and into NewCo (the “First Merger”), with NewCo surviving the First Merger as a wholly-owned subsidiary of the Company and Merger Sub 1 ceasing to exist, and (iii) immediately following the First Merger, NewCo to be merged with and into Merger Sub 2 (the “Second Merger”, and together with the First Merger and the other transactions contemplated by the Merger Agreement, the “Cyxtera Business Combination”), with Merger Sub 2 surviving the Second Merger as a wholly-owned subsidiary of the Company and NewCo ceasing to exist. As a result of the Cyxtera Business Combination, Cyxtera and the various operating subsidiaries of Cyxtera will become subsidiaries of the Company, with the Cyxtera Stockholder becoming a stockholder of the Company. Upon closing of the Cyxtera Business Combination, the Company will be renamed “Cyxtera Technologies, Inc.” As a consequence of the Cyxtera Business Combination, each issued and outstanding Founder Share (as defined below) will automatically convert into a share of Class A common stock on a one-for-one basis. The Cyxtera Business Combination is expected to close mid-2021, following the receipt of the required approval by the Company’s stockholders and the fulfillment of other customary closing conditions.

In connection with the Merger Agreement, the Cyxtera Stockholder entered into a Stockholder Support Agreement with the Company and Cyxtera (the “Stockholder Support Agreement”), pursuant to which, among other things, the Cyxtera Stockholder agreed to (i) provide its consent to the adoption of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the mergers and the pre-closing restructuring, and (ii) take all actions necessary or appropriate to contribute its equity securities in Cyxtera to NewCo and otherwise cause the pre-closing restructuring to occur in accordance with the Merger Agreement. In addition, the Cyxtera Stockholder agreed not to transfer any equity securities of Cyxtera or NewCo until the date upon which the Stockholder Support Agreement expires, except as contemplated by the Stockholder Support Agreement. Further, the Sponsor and the other holders of the Founder Shares (together with the Sponsor, the “Insiders”) entered into a Sponsor Support Agreement with the Company and Cyxtera (the “Sponsor Support Agreement”), pursuant to which, among other things, each Insider agreed to (i) vote all Class A common stock and Class B common stock owned by it, him or her (all such common stock, the “Covered Shares”) in favor of the transactions contemplated by the Merger Agreement, including the mergers, and each other proposal related thereto included on the agenda for the special meeting of stockholders related thereto and (ii) not redeem, or seek to redeem, any Covered Shares owned by it, him or her in connection with the stockholder approval of the Cyxtera Business Combination. In addition, each Insider agreed, subject to certain exceptions, not to transfer, as applicable, any shares of Class B common stock, Private Placement Warrants (or shares of Class A common stock issued or issuable upon the exercise of Private Placement Warrants) or other equity securities of the Company until the date upon which the Sponsor Support Agreement expires. Solely in connection with and only for the purpose of the transactions contemplated by the Merger Agreement, each Insider irrevocably and unconditionally waived and agreed not to assert, claim or perfect any rights to adjustment or other anti-dilution protection with respect to the rate that the shares of Class B common stock held by him, her or it converts into Class A common stock pursuant to Section 4.3 of the Company’s Certificate of Incorporation or any other anti-dilution protections or other adjustment or similar protections that arise in connection with the Cyxtera Business Combination.

In addition, Cyxtera and the forward purchasers (as defined below) entered into a letter agreement related to the optional share purchase agreement (as defined below), pursuant to which letter agreement the forward purchasers agreed not to purchase optional shares (as defined below) in an aggregate amount exceeding $75,000,000 for all forward purchasers.

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

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 13, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable, and income tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The 6,737,242 Detachable Redeemable Warrants (as defined below) issued in connection with the Initial Public Offering and the 6,723,127 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. The Company will also be distributing warrants (which will be in the form of Distributable Redeemable Warrants and, to the extent any public stockholders redeem Class A common stock in connection with the Initial Business Combination, Distributable Redeemable Warrants and Private Placement Warrants) to purchase 6,737,242 shares of the Company’s Class A common stock in connection with the closing of the Initial Business Combination. All of the outstanding warrants and distributable warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement, and the Distributable Redeemable Warrants, were initially measured at fair value using a modified Black-Scholes option pricing model.

The Company entered into a forward purchase agreement with forward purchasers pursuant to which the forward purchasers will purchase forward purchase shares at a price equal to $9.50 per share, in a private placement that will close simultaneously with the closing of the Initial Business Combination. At the closing, the forward purchasers will purchase the number of forward purchase shares from the Company that would result in net proceeds in an aggregate amount necessary to satisfy the exercise of redemption rights by holders of our public shares in connection with the Initial Business Combination (the “Redemption Obligation”), subject to a maximum funding commitment by the forward purchasers of $100,000,000. The forward purchase agreement is recognized as a derivative liability in accordance with ASC 815-40. Accordingly, the Company recognizes the instrument as a liability at fair value and adjust the instrument to fair value at each reporting period.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 34,815,918 and 33,614,040 shares of Class A common stock subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,197,611 shares of the Company’s common stock in the calculation of diluted loss per share, since the average market price of the Company’s Class A common stock for the three months ended March 31, 2021 was below the Warrants’ $11.50 exercise price. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unaudited condensed consolidated statement of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was approximately $7,000 for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net income per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net income of approximately $12.0 million, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

At March 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on the date that the securities of the Company are first listed on The Nasdaq Stock Market LLC and continuing until the earlier of the Company’s consummation of an Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2021, the Company incurred approximately $30,000 for expenses in connection with the Administrative Services Agreement, which is reflected in the accompanying statements of operations. As of March 31, 2021 and December 31, 2020, there was $10,000 payable.

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

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Commitments & Contingencies

Forward Purchase Agreement

On September 9, 2020, certain clients of Starboard Value LP, a Delaware limited partnership, which are also the majority-owners of the Sponsor, entered into a forward purchase agreement (the “forward purchase agreement”) with the Company, pursuant to which such clients (the “forward purchasers”) will purchase shares of the Company’s Class A common stock (“forward purchase shares”) at a price equal to $9.50 per share, in a private placement that will close simultaneously with the closing of the Initial Business Combination. At the closing, the forward purchasers will purchase the number of forward purchase shares from the Company that would result in net proceeds in an aggregate amount necessary to satisfy the Redemption Obligation, subject to a maximum funding commitment by the forward purchasers of $100.0 million. In addition, in connection with their purchase of any forward purchase shares, the forward purchasers will acquire private placement warrants at the distribution time. The forward purchasers have agreed that they will not redeem any Class A common stock held by them in connection with the Initial Business Combination. The forward purchase shares are identical to the shares of Class A common stock included in the Units, except that the forward purchase shares are subject to transfer restrictions and certain registration rights, as described herein, and there is no contingent right to receive Distributable Redeemable Warrants attached to the forward purchase shares. Rather, in connection with their purchase of any forward purchase shares, the forward purchasers will acquire private placement warrants.

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

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6—Warrants Liabilities

As of March 31, 2021 and December 31, 2020, the Company had 6,737,242 Detachable Redeemable Warrants and 6,723,127 Private Placement Warrants outstanding.

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

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 40,423,453 shares of Class A common stock outstanding, including 34,815,918 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2020, there were 40,423,453 shares of Class A common stock outstanding, including 33,614,040 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed consolidated balance sheet.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In November 2019, the Company issued 8,625,000 shares of Class B common stock. On September 9, 2020, the Company effected a share capitalization, resulting in an aggregate of 10,350,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The Sponsor and the Company’s Chief Executive Officer agreed to forfeit up to 1,350,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 23, 2020, upon the underwriters’ partial exercise of the over-allotment, an aggregate of 244,137 Founder Shares were forfeited by the Sponsor and the Company’s Chief Executive Officer. As of March 31, 2021 and December 31, 2020, there were 10,105,863 shares of Class B common stock outstanding.

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

STARBOARD VALUE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account:
U.S. Treasury Securities (1)		$404,460,551	$-	$-
Liabilities:
Derivative warrant liabilities		$10,105,863	$-	$21,347,607
Forward purchase agreement	$		$-	$2,817,590

(1) Excludes $2,940 of cash held in the Trust Account as of March 31, 2021.

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account:
U.S. Treasury Securities (1)		$404,400,376	$-	$-
Liabilities:
Derivative warrant liabilities		$13,272,368	$-	$27,244,372
Forward purchase agreement	$		$-	$6,803,550

(1) Excludes $2,940 of cash held in the Trust Account as of December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2020, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a modified Black-Scholes option pricing model and subsequently, the fair value of the Public Warrants and Private Placement Warrants have been estimated using a modified Black-Scholes option pricing model each measurement date, other than for the Detachable Redeemable Warrants which have been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020. For the three months ended March 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $13.0 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statement of operations.

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the Public Warrants and Private Placement Warrants, excluding the Detachable Redeemable Warrants after being separately listed and traded, is determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2021	As of December 31, 2020
Warrants:
Option term (in years)	5.3	5.6
Volatility	24.00%	27.00%
Risk-free interest rate	0.98%	0.45%
Expected dividends	-	-
Stock price	$9.70	$10.06

Forward purchase agreement:
Expected term	0.3	0.6
Risk-free interest rate	0.03%	0.09%
Stock price	$9.70	$10.06

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$34,047,922
Change in fair value of derivative warrant liabilities	(9,882,725)
Level 3 - Derivative warrant liabilities at March 31, 2021	$24,165,197

Note 9—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was available for issuance. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “our,” “us” or “we” refer to Starboard Value Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in Delaware on November 14, 2019. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the "Initial Business Combination"). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Our sponsor is SVAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for our initial public offering (the “Initial Public Offering”) became effective on September 9, 2020. On September 14, 2020, we consummated our Initial Public Offering of 36,000,000 units (the “Units” and, with respect to the Class A common stock, par value $0.0001 per share, included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $23.0 million, inclusive of $16.2 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,400,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 18, 2020, the underwriters partially exercised the over-allotment option and on September 23, 2020, purchased an additional 4,423,453 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $44.2 million, and incurred additional offering costs of approximately $2.7 million (net of approximately $221,000 in reimbursement for certain expenses from the underwriters), including approximately $2.0 million in deferred underwriting fees.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale (the “Private Placement”) of an aggregate of 6,133,333 warrants (the “Private Placement Warrants”) to the Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to us of $9.2 million. In connection with the underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an additional 589,794 Private Placement Warrants, generating gross proceeds to us of approximately $0.9 million.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. There is no assurance that we will be able to complete an Initial Business Combination successfully. We must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriting discount and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or September 14, 2022, we will (i) cease all operations, except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.9 million in cash and working capital of approximately $1.4 million (not taking into account approximately $52,000 of taxes that may be paid using interest income from the Trust Account).

Our liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to purchase shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), the loan under a promissory note from the Sponsor (the “Note”) of approximately $141,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 14, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2021 and December 31, 2020, there were no working capital loans outstanding.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

The Company’s management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Proposed Business Combination

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

In connection with the Merger Agreement, the Cyxtera Stockholder entered into a Stockholder Support Agreement with the Company and Cyxtera (the “Stockholder Support Agreement”), pursuant to which, among other things, the Cyxtera Stockholder agreed to (i) provide its consent to the adoption of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the mergers and the pre-closing restructuring, and (ii) take all actions necessary or appropriate to contribute its equity securities in Cyxtera to NewCo and otherwise cause the pre-closing restructuring to occur in accordance with the Merger Agreement. In addition, the Cyxtera Stockholder agreed not to transfer any equity securities of Cyxtera or NewCo until the date upon which the Stockholder Support Agreement expires, except as contemplated by the Stockholder Support Agreement. Further, the Sponsor and the other holders of the Founder Shares (together with the Sponsor, the “Insiders”) entered into a Sponsor Support Agreement with the Company and Cyxtera (the “Sponsor Support Agreement”), pursuant to which, among other things, each Insider agreed to (i) vote all Class A common stock and Class B common stock owned by it, him or her (all such common stock, the “Covered Shares”) in favor of the transactions contemplated by the Merger Agreement, including the mergers, and each other proposal related thereto included on the agenda for the special meeting of stockholders related thereto and (ii) not redeem, or seek to redeem, any Covered Shares owned by it, him or her in connection with the stockholder approval of the Cyxtera Business Combination. In addition, each Insider agreed, subject to certain exceptions, not to transfer, as applicable, any shares of Class B common stock, Private Placement Warrants (or shares of Class A common stock issued or issuable upon the exercise of Private Placement Warrants) or other equity securities of the Company until the date upon which the Sponsor Support Agreement expires. Solely in connection with and only for the purpose of the transactions contemplated by the Merger Agreement, each Insider irrevocably and unconditionally waived and agreed not to assert, claim or perfect any rights to adjustment or other anti-dilution protection with respect to the rate that the shares of Class B common stock held by him, her or it converts into Class A common stock pursuant to Section 4.3 of the Company’s Certificate of Incorporation or any other anti-dilution protections or other adjustment or similar protections that arise in connection with the Cyxtera Business Combination.

In addition, Cyxtera and the forward purchasers (as defined below) entered into a letter agreement related to the optional share purchase agreement (as defined below), pursuant to which letter agreement the forward purchasers agreed not to purchase optional shares (as defined below) in an aggregate amount exceeding $75,000,000 for all forward purchasers.

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

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Company, the search for a prospective Initial Business Combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $12.0 million, which consisted of approximately $1.0 million in general and administrative expenses, $30,000 in administrative expenses – related party, approximately $50,000 in franchise tax expense, approximately $1,000 in income tax expense, offset by approximately $13.0 million in change in fair value of derivative warrant liabilities, and approximately $58,000 in net gain from investments held in Trust Account.

Contractual Obligations

Forward Purchase Agreement

On September 9, 2020, certain clients of Starboard Value LP, a Delaware limited partnership, which are also the majority-owners of the Sponsor, entered into a forward purchase agreement (the “forward purchase agreement”) with us, pursuant to which such clients (the “forward purchasers”) will purchase shares of our Class A common stock (“forward purchase shares”) at a price equal to $9.50 per share, in a private placement that will close simultaneously with the closing of the Initial Business Combination. At the closing, the forward purchasers will purchase the number of forward purchase shares from us that would result in net proceeds in an aggregate amount necessary to satisfy the aggregate payment obligations resulting from the exercise of redemption rights by holders of the Public Shares in connection with the Initial Business Combination (the “Redemption Obligation”), subject to a maximum funding commitment by the forward purchasers of $100.0 million. In addition, in connection with their purchase of any forward purchase shares, the forward purchasers will acquire private placement warrants at the distribution time. The forward purchasers have agreed that they will not redeem any Class A common stock held by them in connection with the Initial Business Combination. The forward purchase shares are identical to the shares of Class A common stock included in the Units, except that the forward purchase shares are subject to transfer restrictions and certain registration rights, as described herein, and there is no contingent right to receive Distributable Redeemable Warrants attached to the forward purchase shares. Rather, in connection with their purchase of any forward purchase shares, the forward purchasers will acquire private placement warrants.

Optional Share Purchase Agreement

In addition, on September 9, 2020, we entered into an agreement with the forward purchasers, pursuant to which the forward purchasers may, at their option in whole or in part, anytime or from time to time during the 6-month period following the closing of the Initial Business Combination, purchase additional common equity of the surviving entity in the Initial Business Combination at a price of  $10.00 per share (or other relevant equity interest) (the “optional shares”) for aggregate consideration not to exceed the difference between (i) $150.0 million and (ii) the lesser of (a) the Redemption Obligation or (b) $100.0 million (the “optional share purchase agreement”).

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the forward purchase agreement, we agreed to use our commercially reasonable efforts to (i) within 30 days after the closing of the Initial Business Combination, file a registration statement with the SEC for a secondary offering of the forward purchase shares and any private placement warrants (including the shares of common stock issuable upon exercise thereof) issued to the forward purchasers, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after such closing and (iii) maintain the effectiveness of such registration statement, until the earlier of  (A) the date on which the forward purchasers cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement. We will bear the costs of registering the forward purchase shares and private placement warrants. The optional share purchase agreement provides that the forward purchasers are entitled to certain registration rights with respect to their optional shares.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, and were paid approximately $8.1 million in the aggregate, upon the closing of the Initial Public Offering and the sale of Over-Allotment Units. The underwriters agreed and paid approximately $2.0 million to us to reimburse certain of our expenses in connection with the Initial Public Offering and the sale of Over-Allotment Units.

An additional fee of $0.45 per Unit, or $18.2 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

We obtained legal advisory service with a legal counsel firm in connection with the Initial Public Offering and agreed to pay the legal counsel firm an amount of $250,000 solely in the event that we complete an Initial Business Combination.

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 34,815,918 and 33,614,040 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,197,611 shares of our common stock in the calculation of diluted loss per share, since the average market price of our Class A common stock for the three months ended March 31, 2021 was below the warrants’ $11.50 exercise price. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

Our unaudited condensed consolidated statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investment securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, which was approximately $58,000 for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net income per common stock, basic and diluted for Class B common stock is calculated by dividing the net income of approximately $12.0 million, less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

At March 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

The 6,737,242 detachable redeemable warrants issued in connection with the Initial Public Offering and the 6,723,127 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. We will also be distributing warrants (which will be in the form of distributable redeemable warrants and, to the extent any public stockholders redeem Class A common stock in connection with the Initial Business Combination, distributable redeemable warrants and Private Placement Warrants) to purchase 6,737,242 shares of our Class A common stock in connection with the closing of the Initial Business Combination. All of the outstanding warrants and distributable warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement, and the distributable redeemable warrants, were initially measured at fair value using a modified Black-Scholes option pricing model.

We entered into a forward purchase agreement with forward purchasers pursuant to which the forward purchasers will purchase forward purchase shares at a price equal to $9.50 per share, in a private placement that will close simultaneously with the closing of the Initial Business Combination. At the closing, the forward purchasers will purchase the number of forward purchase shares from us that would result in net proceeds in an aggregate amount necessary to satisfy the Redemption Obligation, subject to a maximum funding commitment by the forward purchasers of $100,000,000. The forward purchase agreement is recognized as a derivative liability in accordance with ASC 815-40. Accordingly, we recognize the instrument as a liability at fair value and adjust the instrument to fair value at each reporting period.

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance in September 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC staff issued a statement in which the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the statement of the SEC staff, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Mundo Merger Sub 1, Inc., Mundo Merger Sub 2, LLC, Cyxtera Technologies, Inc. and Mundo Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Starboard Value Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39496), filed with the SEC on February 22, 2021)
10.1	Stockholder Support Agreement, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Cyxtera Technologies, Inc. and SIS Holdings LP (incorporated by reference to Exhibit 10.1 of Starboard Value Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39496), filed with the SEC on February 22, 2021)
10.2	Sponsor Support Agreement, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Cyxtera Technologies, Inc., SVAC Sponsor LLC and the other parties thereto (incorporated by reference to Exhibit 10.2 of Starboard Value Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39496), filed with the SEC on February 22, 2021)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 of Starboard Value Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39496), filed with the SEC on February 22, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

†	Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

29

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 26, 2021		STARBOARD VALUE ACQUISITION CORP.

	By:	/s/ Martin D. McNulty, Jr.
	Name:	Martin D. McNulty, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 26, 2021	By:	/s/ Kenneth R. Marlin
	Name:	Kenneth R. Marlin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

30