Form 10-Q
period 2021-06-30
STARBOARD VALUE ACQUISITION CORP.
filed 2021-07-29
CIK 1794905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).     Yes
  ☒
    No  ☐
As of July
28
, 2021, 40,423,453 shares of Class A common stock, par value $0.0001 per share, and 10,105,863 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

STARBOARD VALUE ACQUISITION CORP.
Form
10-Q
For the Three and Six Months ended June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
STARBOARD VALUE ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,405,039	$2,557,154
Prepaid expenses	204,970	223,840

Total current assets	1,610,009	2,780,994
Investments held in Trust Account	404,471,576	404,403,316

Total Assets	$406,081,585	$407,184,310

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$513,343	$12,223
Accrued expenses	1,754,370	70,000
Franchise tax payable	20,891	200,841
Income tax payable	1,351	—

Total current liabilities	2,289,955	283,064
Deferred legal fees	250,000	250,000
Deferred underwriting commissions in connection with the initial public offering	18,190,554	18,190,554
Derivative liabilities	45,566,110	47,320,290

Total liabilities	66,296,619	66,043,908
Commitments and Contingencies
Class A common stock; 33,478,496 and 33,614,040 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	334,784,960	336,140,400
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 6,944,957 and 6,809,413 shares issued and outstanding (excluding 33,478,496 and 33,614,040 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	694	681
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,105,863 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,011	1,011
Additional paid-in capital	33,444,285	32,088,858
Accumulated deficit	(28,445,984)	(27,090,548)

Total stockholders’ equity	5,000,006	5,000,002

Total Liabilities and Stockholders’ Equity	$406,081,585	$407,184,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARBOARD VALUE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020

General and administrative expenses	$2,009,250	$43	$3,016,426	$44
Administrative expenses–related party	30,000	—	60,000	—
Franchise tax expense	50,000	1,100	100,100	2,200

Loss from operations	(2,089,250)	(1,143)	(3,176,526)	(2,244)
Other income (expenses)
Change in fair value of derivative liabilities	(11,295,050)	—	1,754,180	—
Net gain from investments held in Trust Account	10,085	—	68,260	—
Interest income	—	—	—	15

Loss before income tax expense	(13,374,215)	(1,143)	(1,354,086)	(2,229)
Income tax expense	—	—	1,350	—

Net los s	$(13,374,215)	$(1,143)	$(1,355,436)	$(2,229)

Weighted average shares outstanding of Class A common stock	40,423,453	—	40,423,453	—

Basic and diluted net income per share, Class A common stock	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding of Class B common stock	10,105,863	9,000,000	10,105,863	9,000,000

Basic and diluted net loss per share, Class B common stock	$(1.32)	$(0.00)	$(0.13)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARBOARD VALUE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three and Six Months Ended June 30, 2021
	Common Stock						Total Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance–December 31, 2020	6,809,413	$681	10,105,863	$1,011	$32,088,858	$(27,090,548)	$5,000,002
Common stock subject to possible redemption	(1,201,878)	(120)	—	—	(12,018,660)	—	(12,018,780)
Net income	—	—	—	—	—	12,018,779	12,018,779

Balance–March 31, 2021 (unaudited)	5,607,535	561	10,105,863	1,011	20,070,198	(15,071,769)	5,000,001
Common stock subject to possible redemption	1,337,422	133	—	—	13,374,087	—	13,374,220
Net loss	—	—	—	—	—	(13,374,215)	(13,374,215)

Balance–June 30, 2021 (unaudited)	6,944,957	$694	10,105,863	$1,011	$33,444,285	$(28,445,984)	$5,000,006

	For The Three and Six Months Ended June 30, 2020
	Common Stock						Total Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance–December 31, 2019	—	$—	10,350,000	$1,035	$23,965	$(1,324)	$23,676
Net loss	—	—	—	—	—	(1,086)	(1,086)

Balance–March 31, 2020 (unaudited)	—	—	10,350,000	1,035	23,965	(2,410)	22,590
Net loss	—	—	—	—	—	(1,143)	(1,143)

Balance–June 30, 2020 (unaudited)	—	$—	10,350,000	$1,035	$23,965	$(3,553)	$21,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARBOARD VALUE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,355,436)	$(2,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(1,754,180)	—
Net gain from investments held in Trust Account	(68,260)	—
Changes in operating assets and liabilities:
Prepaid expenses	18,870	—
Accounts payable	501,120	43
Accrued expenses	1,684,370	—
Franchise tax payable	(179,950)	2,200
Income tax payable	1,351	—

Net cash provided by (used in) operating activities	(1,152,115)	14

Net change in cash	(1,152,115)	14
Cash – beginning of the period	2,557,154	72,751

Cash – end of the period	$1,405,039	$72,765

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$291,365
Offering costs included in accrued expenses	$—	$388,500
Change in value of Class A common stock subject to possible redemption	$(1,355,440)	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note
1-Description
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 14, 2019 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the net proceeds derived from the Initial Public Offerin
g
.
The Company’s sponsor is SVAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for the Initial Public Offering became effective on September 9, 2020. On September 14, 2020, the Company consummated its Initial Public Offering of 36,000,000 units (the “Units” and, with respect to the Class A common stock, par value $0.0001 per share, included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $23.0 million, inclusive of $16.2 million in deferred underwriting commissions (Note
3
). The underwriters were granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,400,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 18, 2020, the underwriters partially exercised the over-allotment option and on September 23, 2020, purchased an additional 4,423,453 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $44.2 million, and incurred additional offering costs of approximately $2.7 million (net of approximately $221,000 in reimbursement for certain expenses from the underwriters), including approximately $2.0 million in deferred underwriting fees.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.4 million in its operating bank account, and working deficit of approximately $680,000.
The Company’s liquidity needs through June 30, 2021 have been satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan under the Note (as defined below in Note 4) of approximately $141,000 from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 14, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below in Note 4). As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.
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
pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty
.

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination
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

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note
2-Summary
of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K/A
filed by the Company with the SEC on May 13, 2021.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of
 $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020
.

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:
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
As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable, and income tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market fund that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Derivative Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Detachable Redeemable Warrants (as defined below) issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. The Company will also be distributing warrants (which will be in the form of Distributable Redeemable Warrants and, to the extent any public stockholders redeem Class A common stock in connection with the Initial Business Combination, Distributable Redeemable Warrants and Private Placement Warrants) to purchase shares of the Company’s Class A common stock in connection with the closing of the Initial Business Combination. All of the outstanding warrants and distributable warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period until they are exercised.
The Company entered into a forward purchase agreement with forward purchasers pursuant to which the forward purchasers will purchase forward purchase shares at a price equal to $9.50 per share, in a private placement that will close simultaneously with the closing of the Initial Business Combination. At the closing, the forward purchasers will purchase the number of forward purchase shares from the Company that would result in net proceeds in an aggregate amount necessary to satisfy the exercise of redemption rights by holders of our public shares in connection with the Initial Business Combination (the “Redemption Obligation”), subject to a maximum funding commitment by the forward purchasers of $100,000,000. The forward purchase agreement is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and adjust the instrument to fair value at each reporting period.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 33,478,496 and 33,614,040 shares of Class A common stock subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets
.
Net Income (Loss) Per Common Share
The Company’s unaudited condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$10,085	$—	$68,260	$—
Less: Company’s portion available to be withdrawn to pay taxes	(10,085)	—	(68,260)	—

Net income attributable to Class A common stock	$—	$—	$—	$—

Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	40,423,453	—	40,423,453	—

Basic and diluted net income per share, Class A common stock	$0.00	$—	$0.00	$—

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$(13,374,215)	$(1,144)	$(1,355,436)	$(2,229)
Net income allocable to Class A common stock	—	—	—	—

Net income (loss) attributable to Class B common stock	$(13,374,215)	$(1,144)	$(1,355,436)	$(2,229)

Denominator: Weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	10,105,863	9,000,000	10,105,863	9,000,000

Basic and diluted net loss per share, Class B common stock	$(1.32)	$(0.00)	$(0.13)	$(0.00)

Income Taxes
The Company complies with the accounting and reporting requirements of FASB Topic ASC, 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance against them.
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

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Issued Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.
Note
3-Initial
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
The Company’s Certificate of Incorporation provides that, at the distribution time (as defined below), the Company will effect a distribution of a number of warrants equal to the number of Units issued in the Initial Public Offering multiplied by one-sixth (the “Aggregate Warrant Amount”) as follows: (i) to the extent that no Public Stockholders redeem their Public Shares in connection with the Initial Business Combination, each Public Stockholder will receive one-sixth of one Distributable Redeemable Warrant per Public Share and (ii) to the extent that any Public Stockholders redeem any of their Public Shares in connection with the Initial Business Combination, then (A) one-sixth of one Distributable Redeemable Warrant will be distributed per each Public Share that was not redeemed (the “Remaining Public Shares”) and (B) the warrants in an amount equal to the Aggregate Warrant Amount less the number of warrants distributed pursuant to the foregoing clause (A) will be distributed on a pro rata basis to (x) the holders of the Remaining Public Shares based on their percentage of Class A common stock held after redemptions and the issuance of any forward purchase shares, as Distributable Redeemable Warrants and (y) the holders of the forward purchase shares based on their percentage of Cl
a
ss A common stock held after redemptions and the issuance of any forward purchase shares, as private placement warrants. Public Stockholders who exercise their redemption rights are not entitled to receive any distribution of Distributable Redeemable Warrants in respect of such redeemed Public Shares. The right of any Public Stockholder to receive any additional Distributable Redeemable Warrants with respect to each Public Share they hold is contingent upon such share not being redeemed in connection with the Initial Business Combination. The number of Distributable Redeemable Warrants to be distributed in respect of each share of unredeemed Class A common stock is contingent upon the aggregate number of Public Shares that are redeemed in connection with the Initial Business Combination. The right to receive Distributable Redeemable Warrants will remain attached to the Class A common stock and will not be separately transferable, assignable or salable. The Distributable Redeemable Warrants will be distributed at the “distribution time,” which will be immediately after the Initial Business Combination Redemption Time and immediately before the closing of the Initial Business Combination. The Distributable Redeemable Warrants, together with the Detachable Redeemable Warrants, are collectively referred to herein as the “Public Warrants”. The “Initial Business Combination Redemption Time” means the time at which the Company redeems the shares of Class A common stock that the holders thereof have elected to redeem in connection with the Initial Business Combination, which will occur prior to the consummation of the Initial Business Combination
.

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note
4-Related
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
Related Party Loans
On November 27, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and payable on the earlier of October 31, 2020 or the completion of the Initial Public Offering. The Company borrowed approximately $141,000 under the Note and fully repaid the Note on September 14, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement that provides that, commencing on the date that the securities of the Company are first listed on The Nasdaq Stock Market LLC and continuing until the earlier of the Company’s consummation of an Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000
, respectively, for expenses in connection with the Administrative Services Agreement, which is reflected in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, there was

$
10,000
payable and is included in the accompanying condensed consolidated balance sheets.
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
Note
5-Commitments and
Contingencies
Contingent Fee Arrangement
The Company has entered into fee arrangements with various service providers and advisors, including attorneys, investment banks, etc., pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. There can be no assurances that the Company will complete a Business Combination.
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

1
5

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
 of $
0.45
per Unit, or $
18.2
 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.
Deferred Legal Fees
The Company obtained legal advisory service with a legal counsel firm in connection with the Initial Public Offering and agreed to pay the legal counsel firm an amount of $250,000 solely in the event that the Company completes an Initial
Business Combination which was included on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
Note
6-Warrants
Liabilities
As of June 30, 2021 and December 31, 2020, the Company had 6,737,242 Detachable Redeemable Warrants and 6,723,127
Private Placement Warrants outstanding.

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note
7-Stockholders’
Equity
Preferred stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 40,423,453 shares of Class A common stock outstanding, including 33,478,496 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed
consolidated balance sheet. As of December 31, 2020, there were 40,423,453 shares of Class A common stock outstanding, including 33,614,040 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed consolidated balance sheet.
Class
 B common stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 10,105,863 shares of Class B common stock outstanding.
Prior to the Initial Business Combination, only holders of the Company’s Class B common stock will have the right to vote on the election of directors. Holders of the Class A common stock will not be entitled to vote on the election of directors during such time. These provisions of the Certificate of Incorporation may only be amended if approved by the holders of at least 90% of the Company’s common stock entitled to vote thereon. With respect to any other matter submitted to a vote of the Company’s stockholders, including any vote in connection with the Initial Business Combination, except as required by applicable law or stock exchange rule, holders of the Company’s Class A common stock and holders of the Company’s Class B common stock will vote together as a single class, with each share entitling the holder to one vote
.

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Class B common stock will automatically convert into Class A common stock at the time of the Initial Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination (other than the forward purchase shares and the private placement warrants delivered pursuant to the forward purchase agreement), the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the Initial Business Combination), excluding the forward purchase shares and private placement warrants delivered pursuant to the forward purchase agreement, any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account:
U.S. Treasury Securities (1)	$404,470,636	$—	$—
Liabilities:
Derivative warrant liabilities	$13,676,602	$—	$28,937,428
Forward purchase agreement	$—	$—	$2,952,080

(1)	Excludes $940 of cash held in the Trust Account as of June 30, 2021.
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account:
U.S. Treasury Securities (1)	$404,400,376	$—	$—
Liabilities:
Derivative warrant liabilities	$13,272,368	$—	$27,244,372
Forward purchase agreement	$—	$—	$6,803,550

(1)	Excludes $2,940 of cash held in the Trust Account as of December 31, 2020.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2020, when the Public Warrants were separately listed and traded. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

STARBOARD VALUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investment
s
.
T
he estimated fair value of the Private Placement Warrants is determined using a Modified Black-Scholes option pricing model. The initial fair value of the Public Warrants and Detachable Redeemable Warrants has been estimated using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value for both the Public Warrants and Detachable Redeemable Warrants. The Private Warrants continue to be valued using Level 3 inputs. The Company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the net present value of contractual cash proceeds expected to be received.
For the three months ended June 30, 2021, the Company recognized a loss on the statement of operations resulting from an increase in the fair value of liabilities of
$11.3 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2021, the Company recognized a gain on
 the statement of operations resulting from a decrease in the fair value of liabilities of $1.8 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations
.
The estimated fair value of the Public, Private Placement, and Detachable Redeemable Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Warrants:
Option term (in years)	5.17	5.60
Volatility	31.30%	27.00%
Risk-free interest rate	0.90%	0.45%
Expected dividends	0.00%	0.00%
Stock price	$9.69	$10.06
Forward purchase agreement:
Expected term	0.17	0.60
Risk-free interest rate	0.05%	0.09%
Stock price	$9.69	$10.06
The change in the fair value of the derivative liabilities for the period for the three and six months ended June 30, 2021 is summarized as follows:

Level 3—Derivative liabilities at December 31, 2020	$34,047,922
Change in fair value of derivative warrant liabilities	(9,882,725)

Level 3—Derivative liabilities at March 31, 2021	24,165,197
Change in fair value of derivative warrant liabilities	7,724,311

Level 3—Derivative liabilities at June 30, 202 1	$31,889,508

Note 9-Subsequent Events
On July 28, 2021, the forward purchasers entered into an assignment agreement with the Cyxtera Stockholder, pursuant to which the forward purchasers assigned the right to purchase optional shares in an aggregate amount of $37,500,000 to the Cyxtera Stockholder. After giving effect to such assignment, the forward purchasers have the option to purchase optional shares in an aggregate amount of $37,500,000.
Management has evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date through the date the unaudited condensed consolidated balance sheet was issued and Management determined that, other than as described above, there have been no events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements
.

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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.4 million in cash and working capital deficit of approximately $680,000 (not taking into account approximately $22,000 of taxes that may be paid using interest income from the Trust Account).
Our liquidity needs through June 30, 2021 have been satisfied through the payment of $25,000 from the Sponsor to purchase shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), the loan under a promissory note from the Sponsor (the “Note”) of approximately $141,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 14, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021 and December 31, 2020, there were no working capital loans outstanding.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Company, the search for a prospective Initial Business Combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $13.4 million, which consisted of approximately $2.0 million in general and administrative expenses, $30,000 in administrative expenses—related party, $50,000 in franchise tax expense, and approximately $11.3 million in non-operating
loss resulting from the change in fair value of derivative warrant liabilities, offset by approximately $10,000 in net gain from investments held in Trust Account.
For the three months ended June 30, 2020, we had net loss of approximately $1,000, which consisted solely of approximately $1,000 in franchise tax expense.
For the six months ended June 30, 2021, we had net loss of approximately $1.4 million, which consisted of approximately $1.8 million in non-operating
gain resulting from the change in fair value of derivative warrant liabilities, and approximately $68,000 in net gain from investments held in Trust Account, offset by approximately $3.0 million in general and administrative expenses, $60,000 in administrative expenses—related party, approximately $100,000 in franchise tax expense, and approximately $1,000 in income tax expense.
For the six months ended June 30, 2020, we had net loss of approximately $2,000, which consisted solely of approximately $2,000 in franchise tax expense.
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
Critical Accounting Policies
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 33,478,496 and 33,614,040 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.
Net Income (Loss) Per Common Share
The Company’s unaudited condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

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
at the end of each reporting period.
The detachable redeemable warrants issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. We will also be distributing warrants (which will be in the form of distributable redeemable warrants and, to the extent any public stockholders redeem Class A common stock in connection with the Initial Business Combination, distributable redeemable warrants and Private Placement Warrants) to purchase shares of our Class A common stock in connection with the closing of the Initial Business Combination. All of the outstanding warrants and distributable warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement, and the distributable redeemable warrants, were initially measured at fair value using a modified Black-Scholes option pricing model.
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
Recent Issued Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (“ASU”)
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU
2020-06
did not impact the Company’s financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance in September 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC staff issued a statement in which the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the statement of the SEC staff, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

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
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
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

Dated: July 29, 2021		STARBOARD VALUE ACQUISITION CORP.

	By:	/s/ Martin D. McNulty, Jr.
	Name:	Martin D. McNulty, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: July 29, 2021	By:	/s/ Kenneth R. Marlin
	Name:	Kenneth R. Marlin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)