Form 10-Q
period 2021-09-30
Cyxtera Technologies, Inc.
filed 2021-11-15
CIK 1794905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39496

Cyxtera Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3743013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2333 Ponce De Leon Boulevard Suite 900
Coral Gables, FL 33134
(305) 537-9500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CYXT	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A common stock	CYXTW	The Nasdaq Stock Market LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 12, 2021, there were approximately 165,978,740 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding.

CYXTERA TECHNOLOGIES, INC.
FORM 10-Q

PART I- FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share information)

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash	$74.5	$120.7
Accounts receivable, net of allowance of $0.5 and $1.4, respectively	26.2	33.5
Prepaid and other current assets	38.0	41.9
Due from affiliates (Note 18)	—	117.1
Total current assets	138.7	313.2

Property and equipment, net	1,496.4	1,580.7
Goodwill	761.5	762.2
Intangible assets, net	536.2	586.3
Other assets	15.2	23.7
Total assets	$2,948.0	$3,266.1

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$48.1	$48.9
Accrued expenses	60.5	88.4
Due to affiliates (Note 18)	—	22.7
Current portion of long-term debt, capital leases and other financing obligations	49.9	65.0
Deferred revenue	60.8	60.2
Other current liabilities	9.1	6.8
Total current liabilities	228.4	292.0

Long-term debt, net of current portion	900.6	1,311.5
Capital leases and other financing obligations, net of current portion	907.3	933.1
Deferred income taxes	39.8	77.8
Warrant liabilities	44.5	—
Other liabilities	160.5	93.9
Total liabilities	2,281.1	2,708.3

Commitments and contingencies (Note 16)

Shareholders' equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 165,978,740 and 115,745,455 shares issued and outstanding as of September 30, 2021 and December 31, 2020 , respectively	—	—
Additional paid-in capital	1,810.4	1,504.6
Accumulated other comprehensive income	12.3	16.7
Accumulated deficit	(1,155.8)	(963.5)
Total shareholders' equity	666.9	557.8
Total liabilities and shareholders' equity	$2,948.0	$3,266.1

See accompanying notes to condensed consolidated financial statements	4

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except for share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$177.1	$172.0	$525.3	$517.7
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization	93.5	97.3	287.4	287.3
Selling, general and administrative expenses	29.2	24.5	79.7	81.4
Depreciation and amortization	59.4	57.5	180.6	172.4
Restructuring, impairment, site closures and related costs (Note 5)	1.4	—	68.4	—
Transaction-related costs (Note 13)	5.2	—	5.2	—
Impairment of notes receivable from affiliate (Note 18)	—	9.4	—	18.2
Total operating costs and expenses	188.7	188.7	621.3	559.3

Loss from operations	(11.6)	(16.7)	(96.0)	(41.6)
Interest expense, net	(43.1)	(42.4)	(129.3)	(127.8)
Other expenses, net	(0.4)	(1.4)	(1.2)	(2.1)
Change in fair value of warrant liabilities	(2.7)	—	(2.7)	—
Loss from operations before income taxes	(57.8)	(60.5)	(229.2)	(171.5)
Income tax benefit	11.1	14.6	36.9	22.7
Net loss	$(46.7)	$(45.9)	$(192.3)	$(148.8)

Loss Per Share
Basic and diluted	$(0.32)	$(0.40)	$(1.58)	$(1.29)

Weighted average number of shares outstanding
Basic and diluted	147,754,776	115,745,455	121,868,742	115,745,455

See accompanying notes to condensed consolidated financial statements	5

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(46.7)	$(45.9)	$(192.3)	$(148.8)

Other comprehensive income (loss):
Foreign currency translation adjustment	(6.1)	9.7	(4.4)	(5.1)
Other comprehensive income (loss)	(6.1)	9.7	(4.4)	(5.1)

Comprehensive loss	$(52.8)	$(36.2)	$(196.7)	$(153.9)

See accompanying notes to condensed consolidated financial statements	6

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Shareholders' Equity
(unaudited, in millions, except for share information)

	Class A common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders' equity
	Share	Amount
Balance as of December 31, 2020	115,745,455	$—	$1,504.6	$16.7	$(963.5)	$557.8
Equity-based compensation	—	—	1.9	—	—	1.9
Capital redemption	(9,645,455)	—	(97.9)	—	—	(97.9)
Net loss	—	—	—	—	(52.6)	(52.6)
Other comprehensive gain (loss)	—	—	—	0.2	—	0.2
Balance as of March 31, 2021	106,100,000	—	1,408.6	16.9	(1,016.1)	409.4
Equity-based compensation	—	—	1.7	—	—	1.7
Net loss	—	—	—	—	(93.0)	(93.0)
Other comprehensive gain (loss)	—	—	—	1.5	—	1.5
Balance as of June 30, 2021	106,100,000	—	1,410.3	18.4	(1,109.1)	319.6
Equity-based compensation	—	—	1.8	—	—	1.8
Reverse recapitalization, net of transaction costs	59,878,740	—	393.1	—	—	393.1
Capital contribution	—	—	5.2	—	—	5.2
Net loss	—	—	—	—	(46.7)	(46.7)
Other comprehensive (loss) gain	—	—	—	(6.1)	—	(6.1)
Balance as of September 30, 2021	165,978,740	$—	$1,810.4	$12.3	$(1,155.8)	$666.9

See accompanying notes to condensed consolidated financial statements	7

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Shareholders' Equity
(unaudited, in millions, except share information)

	Class A common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders' equity
	Share	Amount
Balance as of December 31, 2019	0.96	$—	$1,494.9	$8.0	$(840.7)	$662.2
Retroactive application of recapitalization	115,745,454	—	—	—	—	—
Adjusted balance, beginning of period	115,745,455	—	1,494.9	8.0	(840.7)	662.2
Equity-based compensation	—	—	2.2	—	—	2.2
Net loss	—	—	—	—	(47.4)	(47.4)
Other comprehensive (loss) gain	—	—	—	(17.4)	—	(17.4)
Balance as of March 30, 2020	115,745,455	—	1,497.1	(9.4)	(888.1)	599.6
Equity-based compensation	—	—	2.0	—	—	2.0
Net loss	—	—	—	—	(55.5)	(55.5)
Other comprehensive gain (loss)	—	—	—	2.6	—	2.6
Balance as of June 30, 2020	115,745,455	$—	1,499.1	(6.8)	(943.6)	548.7
Equity-based compensation	—	—	2.0	—	—	2.0
Net loss	—	—	—	—	(45.9)	(45.9)
Other comprehensive gain (loss)	—	—	—	9.7	—	9.7
Balance as of September 30, 2020	115,745,455	$—	$1,501.1	$2.9	$(989.5)	$514.5

See accompanying notes to condensed consolidated financial statements	8

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Net loss	$(192.3)	$(148.8)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	180.6	172.4
Restructuring, impairment, site closures and related costs	2.0	—
Amortization of favorable/unfavorable leasehold interests, net	2.9	2.4
Loss on extinguishment of debt and amortization of debt issuance costs and fees, net	9.1	4.4
Impairment of notes receivable from affiliate (Note 18)	—	18.2
Equity-based compensation	5.4	5.7
Provision for (reversal of) doubtful accounts	(1.1)	(4.0)
Deferred income taxes	(37.1)	(23.9)
Change of fair value of warrant liabilities	2.7	—
Non-cash interest expense, net	7.1	9.8
Changes in operating assets and liabilities, excluding impact of acquisitions and dispositions:
Accounts receivable	8.3	21.1
Prepaid and other current assets	3.1	12.8
Other assets	8.1	3.7
Accounts payable	(10.5)	3.0
Accrued expenses	(27.7)	(6.2)
Due to affiliates	(22.8)	—
Other liabilities	63.0	14.8
Net cash provided by operating activities	0.8	85.4
Cash flows from investing activities:
Purchases from property and equipment	(44.1)	(58.5)
Amounts received from (advanced to) affiliate (Note 18)	117.1	(14.9)
Net cash provided by (used in) investing activities	73.0	(73.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and other financing obligations	40.0	91.7
Proceeds from recapitalization, net of issuance costs	436.0	—
Repayment of long-term debt	(459.4)	(8.0)
Repayment of capital leases and other financing obligations	(49.1)	(26.3)
Capital redemption	(97.9)	—
Capital contribution	5.2	—
Net cash (used in) provided by financing activities	(125.2)	57.4
Effect of foreign currency exchange rates on cash	5.2	(2.9)
Net (decrease) increase in cash	(46.2)	66.5
Cash at beginning of period	120.7	12.9
Cash at end of period	$74.5	$79.4

Supplemental cash flow information:
Cash paid for income taxes, net	$4.3	$1.6
Cash paid for interest	$67.6	$43.4
Non-cash purchases of property and equipment	$19.4	$42.4

See accompanying notes to condensed consolidated financial statements	9

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and description of the business

Cyxtera Technologies, Inc. ("Cyxtera") is a global data center leader in retail colocation and interconnection services. Cyxtera's data center platform consists of 61 highly interconnected data centers across 28 markets on three continents. Cyxtera provides an innovative suite of deeply connected and intelligently automated infrastructure and interconnection solutions to more than 2,300 enterprises, service providers and government agencies around the world.

Cyxtera was incorporated in Delaware as Starboard Value Acquisition Corp. (“SVAC”) on November 14, 2019. On July 29, 2021 (the “Closing Date”), SVAC consummated the previously announced business combination pursuant to the Agreement and Plan of Merger, dated February 21, 2021 (the “Merger Agreement”), by and among SVAC, Cyxtera Technologies, Inc., a Delaware corporation (“Legacy Cyxtera”), Mundo Merger Sub 1, Inc., a Delaware Corporation and wholly-owned subsidiary of SVAC ("Merger Sub 1"), Mundo Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of SVAC ("Merger Sub 2" and, together with Mundo Merger Sub 1, the "Merger Subs"), and Mundo Holdings, Inc. ("NewCo"), a Delaware corporation and wholly-owned subsidiary of SIS Holding LP, a Delaware limited partnership ("SIS"). Pursuant to the Merger Agreement, Legacy Cyxtera was contributed to Newco and then converted into a limited liability company and, thereafter, Merger Sub 1 was merged with and into NewCo, with NewCo surviving such merger as a wholly-owned subsidiary of SVAC and immediately following such merger and as part of the same overall transaction NewCo was merged with and into Merger Sub 2, with Merger Sub 2 surviving such merger as a wholly owned subsidiary of SVAC (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Business Combination, SVAC changed its name to Cyxtera Technologies, Inc.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” and “Cyxtera” refer to the consolidated operations of Cyxtera Technologies, Inc. and its subsidiaries. References to “SVAC” refer to Starboard Value Acquisition Corp. prior to the consummation of the Business Combination and references to “Legacy Cyxtera” refer to Cyxtera Technologies, Inc. prior to the consummation of the Business Combination.

Legacy Cyxtera was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) Topic 805. This determination was primarily based on Legacy Cyxtera’s stockholders prior to the Business Combination having a majority of the voting power in the combined company, Legacy Cyxtera having the ability to appoint a majority of the Board of Directors of the combined company, Legacy Cyxtera’s existing management comprising the senior management of the combined company, Legacy Cyxtera's operations comprising the ongoing operations of the combined company, Legacy Cyxtera being the larger entity based on historical revenues and business operations and the combined company assuming Legacy Cyxtera’s name. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Cyxtera issuing stock for the net assets of SVAC, accompanied by a recapitalization. The net assets of SVAC are stated at historical cost, with no goodwill or other intangible assets recorded.

While SVAC was the legal acquirer in the Business Combination, because Legacy Cyxtera was deemed the accounting acquirer, the historical financial statements of Legacy Cyxtera became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect: (i) the historical operating results of Legacy Cyxtera prior to the Business Combination; (ii) the consolidated results of SVAC and Legacy Cyxtera following the close of the Business Combination; (iii) the assets and liabilities of Legacy Cyxtera at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share, issued to Legacy Cyxtera’s shareholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Cyxtera common stock prior to the Business Combination have been retroactively restated as shares reflecting the

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effective exchange ratio of 120,568,182 utilized in the Business Combination. Refer to Note 3 for further discussion of the Cyxtera and SVAC Business Combination.

Note 2.    Basis of presentation and significant accounting policies

a)Basis of presentation and use of estimates

The accompanying condensed consolidated financial statements have been prepared by Cyxtera and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2020 has been derived from audited consolidated financial statements as of that date. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For further information, refer to the Company's consolidated financial statements as of and for the year ended December 31, 2020 included in the Final Prospectus Supplement, pursuant to Rule 424(b)(3), dated September 7, 2021, to the Registration Statement on Form S-1 (Registration No. 333-258948) filed by the Company on August 20, 2021 (the "Registration Statement on Form S-1"). Results for the interim periods are not necessarily indicative of the results for the entire fiscal year.

b)Risks and uncertainties due to COVID-19 pandemic

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets which could impact our estimates and assumptions. We have assessed the impact and are not aware of any specific events or circumstances that require an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

c)Update to significant accounting policies

The Company's significant accounting policies are detailed in Note 2 - Summary of Significant Accounting Policies of the Company’s consolidated financial statements as of and for the year ended December 31, 2020 included within the Registration Statement on Form S-1. Significant updates to our accounting policies as a result of assuming the warrant liabilities through the Business Combination (Note 3), and the adoption and issuance of the 2021 Omnibus Incentive Plan (the "2021 Plan") (Note 14) during the three and nine months ended September 30, 2021 are discussed below.

Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board ("FASB") ASC Topic 480, Distinguishing Liabilities from Equity ("ASC Topic 480"), and FASB ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The public warrants (the "Public Warrants") and private placement warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Public and Private Placement Warrants”) issued in connection with SVAC's initial public offering ("IPO") and reallocated upon the consummation of the Business Combination were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock-based compensation

The Company maintains the 2021 Plan, an equity incentive plan under which the Company may grant equity incentive awards, including non-qualified stock options and restrictive stock units, to employees, officers, directors, and consultants. The Company records stock-based compensation expense based on the fair value of stock awards at the grant date and recognizes the expense over the vesting period on a straight-line basis. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience. Our assumption used to calculate the volatility of the stock options is based on public peer companies. Compensation expense is recognized over the requisite service period for each separately vesting portion of the award, and only for those awards expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

d)Recent accounting pronouncements

The Company is as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (“JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, such that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of the extended transition periods and, as a result, the Company will not be required to adopt new or revised accounting standards on the adoption dates required for other public companies so long as the Company remains an emerging growth company.

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The amendment is effective for the Company commencing in 2022 with early adoption permitted, and the Company expects to adopt the new standard on the effective date or the date it no longer qualifies as an emerging growth company, whichever is earlier. The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC Topic 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. In discussing the topic of cloud computing accounting, ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. When prospective transition is chosen, entities must apply the transition requirements to any eligible costs incurred after adoption. The ASU is effective for annual periods commencing in 2021 and will be adopted in the Company’s

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

December 31, 2021 consolidated financial statements. Adoption for interim periods is required in 2022. The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, which requires companies to measure and recognize lifetime expected credit losses for certain financial instruments, including trade accounts receivable. Expected credit losses are estimated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This amendment is effective commencing in 2023 with early adoption permitted, and the Company expects to adopt the new standard on the effective date or the date it no longer qualifies as an emerging growth company, whichever is earlier. Entities are permitted to use a modified retrospective approach. The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance and implementation guidance with ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2020-05 (collectively referred as “Topic 842”). The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months, and also requires enhanced disclosures. The amendment requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach and is effective commencing in 2022 with early adoption permitted, and the Company expects to adopt the new standard for annual periods beginning January 1, 2022, and the interim periods with annual periods beginning after January 1, 2023, or the date it no longer qualifies as an emerging growth company, whichever is earlier. The Company is currently evaluating which practical expedients, if any, will be elected with the adoption of the new standard. The Company expects to record a significant increase in assets and liabilities on the condensed consolidated balance sheet at adoption due to the recording of right-of-use assets and corresponding lease liabilities related to its operating leases pursuant to which the Company is a lessee. The Company does not expect the adoption of this guidance to have any impact on its cash flows and liquidity.

Note 3. Business combination

July 29, 2021 Acquisition of Legacy Cyxtera

On July 29, 2021, Legacy Cyxtera consummated the Business Combination with SVAC, with Legacy Cyxtera deemed the accounting acquirer. The Business Combination was accounted for as a reverse recapitalization with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Cyxtera issuing stock for net assets of SVAC, accompanied by a recapitalization. As stated in Note 1, in connection with the closing of the Business Combination, SVAC was renamed Cyxtera Technologies, Inc.

Of the 40,423,453 shares of SVAC’s Class A common stock issued in its IPO (“Public Shares”) in September 2020, holders of 26,176,891 shares of SVAC's Class A common stock properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from SVAC's IPO, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share or $261.8 million in the aggregate. As a result, 14,246,562 shares of Class A common stock remained outstanding leaving $142.5 million in the trust account.

As a result of the Business Combination, 106,100,000 shares of Class A common stock were issued to SIS, the sole stockholder of Cyxtera prior to the Business Combination, and 25,000,000 shares of Class A common stock were issued to certain qualified institutional buyers and accredited investors, at a price of $10.00 per share, for aggregate consideration of $250 million, for the purpose of raising additional capital for use by the combined company following the closing of the Business Combination and satisfying one of the conditions to the closing (the "PIPE Investment"). Additionally, as a result of the Business Combination, 10,526,315 shares of Class A common

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

stock were issued to certain clients of Starboard Value LP (the "Forward Purchasers") for $100 million and 10,105,863 shares of SVAC Class B common stock held by SVAC Sponsor LLC, a Delaware limited liability company (the "Sponsor"), automatically converted to 10,105,863 shares of Class A common stock.

In connection with SVAC’s IPO, the Forward Purchasers and SVAC had entered into an Optional Share Purchase Agreement, dated September 9, 2020 (the “Optional Share Purchase Agreement”), pursuant to which the Forward Purchasers were granted the option, anytime or from time to time for the six-month period following the closing of the Company’s initial business combination, to purchase common equity of the surviving entity in the initial business combination (the “Optional Shares”) at a price per Optional Share of $10.00 , subject to adjustments. In connection with the Merger Agreement, Legacy Cyxtera and the Forward Purchasers entered into a letter agreement pursuant to which the Forward Purchasers agreed not to purchase Optional Shares for an aggregate amount exceeding $75 million. On July 29, 2021, immediately prior to the consummation of the Transactions, Legacy Cyxtera entered into a second letter agreement (the “Optional Purchase Letter Agreement”) with the Forward Purchasers pursuant to which the parties agreed to amend the Optional Share Purchase Agreement to limit the number of Optional Shares available for purchase by the Forward Purchasers in the six-month period following the Transactions from $75.0 million to $37.5 million. Additionally, pursuant to an assignment agreement entered into concurrently with the Optional Purchase Letter Agreement (the “Assignment Agreement”), the Forward Purchasers agreed to assign an option to purchase $37.5 million of Optional Shares under the Optional Share Purchase Agreement to SIS. As a result of the Optional Purchase Letter Agreement and the Assignment Agreement, each of SIS and the Forward Purchasers will be able to purchase, at a price of $10.00 per share, up to 3.75 million shares of Class A common stock (for a combined maximum amount of $75.0 million or 7.5 million shares) during the six-month period following the closing date of the Transactions. The exercise price of $10.00 per share is subject to adjustment in proportion to any stock dividends, stock splits, reverse stock splits or similar transactions. If the optional share purchase holder exercises the option, then the Company would be obligated to issue shares of Class A common stock in exchange for cash (the option would be settled on a gross basis). The accounting guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC Subtopic 815-40”), states that contracts should be classified as equity instruments (and not as an asset or liability) if they are both (1) indexed to the issuer’s own stock and (2) classified in stockholders’ equity in the issuer’s statement of financial position. The optional share purchase options are indexed to the Company's Class A common stock because the options are considered a fixed-for-fixed option on equity shares, pursuant to which the option holder will receive a fixed number of Class A common stock for a fixed conversion price of $10.00 per share. The Optional Share Purchase Agreement contains no contingent exercise or settlement provisions, which would preclude equity classification.

After giving effect to the Transactions, the redemption of the Public Shares as described above, the issuance of shares as part of the forward purchase and the consummation of the PIPE Investment, on July 29, 2021 and September 30, 2021, there were currently 165,978,740 shares of Class A common stock issued and outstanding. The Class A common stock and Public Warrants commenced trading on the Nasdaq Stock Market on July 30, 2021. As noted above, an aggregate of $261.8 million was paid from SVAC's trust account to holders that properly exercised their right to have Public Shares redeemed, and the remaining balance immediately prior to the closing remained in the trust account. After taking into account the funds of $142.5 million in the trust account and $1.4 million from SVAC's cash operating accounts after redemptions, the $250 million in gross proceeds from the PIPE Investment and the $100 million in gross proceeds from forward purchase, the Company received approximately $493.9 million in total cash from the Business Combination, before direct and incremental transaction costs of approximately $57.9 million and debt repayment of $433 million, plus accrued interest. The $433 million debt repayment includes the full repayment of Legacy Cyxtera's 2017 Second Lien Term Facility of $310 million and pay down of Legacy Cyxtera's Revolving Facility and 2021 Revolving Facility (each as defined in Note 11) of $123 million, plus accrued interest.

Prior to the Business Combination, Legacy Cyxtera and SVAC filed separate standalone federal, state and local income tax returns. As a result of the Business Combination, which qualified as a reverse recapitalization, SVAC (now known as Cyxtera Technologies, Inc.) became the parent of the consolidated filing group, with Legacy Cyxtera (now known as Cyxtera Technologies, LLC) as a subsidiary.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table reconciles the elements of the Business Combination, certain elements of which the accounting is preliminary, to the condensed consolidated statement of cash flows and the condensed consolidated statement of changes in shareholders' equity for the period ended September 30, 2021:

Recapitalization (in millions)
SVAC's trust and cash, net of redemptions	$143.9
Cash- PIPE Investment	250.0
Cash- Forward Purchase	100.0
Less: transaction costs and advisory fees, net of tax benefit	(57.9)
Net proceeds from reverse recapitalization	436.0
Plus: non-cash net liabilities assumed (1)	(41.8)
Less: accrued transaction costs and advisory fees	(1.1)
Net contributions from reverse recapitalization	$393.1

(1)Represents $41.8 million of non-cash Public and Private Placement warrant liabilities assumed.

Note 4.    Loss per common share

Basic loss per share is computed by dividing net loss (the numerator) by the weighted-average number of shares of Class A common stock outstanding (the denominator) for the period. Diluted loss per share assumes that any dilutive equity instruments were exercised with outstanding Class A common stock adjusted accordingly when the conversion of such instruments would be dilutive.

For the three and nine months ended September 30, 2021 and 2020, the Company's diluted loss per share calculation was equivalent to the basic loss per share calculation. The calculation of the loss per share of common stock does not consider the effect of 20,197,323 Public Warrants and Private Placement Warrants, 849,233 employee stock options issued in the third quarter of 2021, and 7,500,000 options issued to the Forward Purchasers and SIS pursuant to the Optional Share Purchase Agreement, since the exercise prices of the Public and Private Placement Warrants and options are in excess of the average Class A common stock price for the periods and therefore their inclusion was considered anti-dilutive.

Note 5. Restructuring, impairment, site closures and related costs

Addison site

In January 2021, the Company notified the landlord of the Addison office space in Texas of its intent to sublease the property for the remaining 10 years. The Company ceased use and leased the space during the three months ended March 31, 2021. In connection with this decision, the Company incurred $7.9 million of expenses, including $5.9 million of accrued lease termination costs and $2.0 million of asset disposals.

Moses Lake site

In February 2021, the Company notified the landlord of the Moses Lake data center facility in the State of Washington of its intent to cease the use of the space. Accordingly, the Company accelerated depreciation and amortization of all assets on the site, including favorable leasehold interest amortization, which resulted in no additional depreciation and amortization during the three months ended September 30, 2021 and $1.8 million during the nine months ended September 30, 2021, and no additional favorable leasehold interest amortization and $0.6 million additional favorable leasehold interest amortization, recorded in cost of revenues, during the three and nine months ended September 30, 2021, respectively. The Company ceased use of the property in June 2021 at which time it met the conditions for recording a charge related to the remaining lease obligation of $58.5 million. There is

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

no sublease in place on this property. Furthermore, management believes the ability to sublease the property is remote and as such has not made any assumption for the future cash flows from a potential sublease in making this estimate.
As of September 30, 2021, the restructuring liability reserve is entirely related to lease termination costs and is included in other liabilities in the condensed consolidated balance sheet. The activity in the restructuring liability reserve for the nine months ended September 30, 2021 was as follows (in millions):

Nine Months Ended September 30, 2021
Beginning balance	$—
Lease termination costs	64.4
Reclassification of deferred rent credits	3.4
Accretion	2.0
Payments	(6.1)
Ending balance	$63.7

Note 6.    Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into recurring revenue and non-recurring revenues. Cyxtera derives the majority of its revenues from recurring revenue streams, consisting primarily of colocation service fees. These fees are generally billed monthly and recognized ratably over the term of the contract. The Company’s non-recurring revenues are primarily comprised of installation services related to a customer's initial deployment and professional services the Company performs. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606) as discussed in Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2020 included within the Registration Statement on Form S-1.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Recurring revenue	$169.3	$163.5	$501.2	$493.5
Non-recurring revenues	7.8	8.5	24.1	24.2
Total	$177.1	$172.0	$525.3	$517.7

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract balances

The following table summarizes the opening and closing balances of the Company's receivables; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Receivables	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Closing balances as of December 31, 2019	$65.2	$32.5	$23.8	$14.6	$9.6
Net increase (decrease) during the three months ended March 31, 2020	16.7	(1.7)	(3.3)	(0.8)	—
Closing balances as of as of March 31, 2020	81.9	30.8	20.5	13.8	9.6
Net (decrease) increase during the three months ended June 30, 2020	(29.1)	(2.1)	(2.8)	(1.1)	0.2
Closing balances as of as of June 30, 2020	52.8	28.7	17.7	12.7	9.8
Net (decrease) increase during the three months ended September 30, 2020	(4.6)	(2.8)	(1.1)	2.1	8.5
Closing balances as of September 30, 2020	$48.2	$25.9	$16.6	$14.8	$18.3

Closing balances as of December 31, 2020	33.5	23.8	16.8	15.6	18.1
Net (decrease) increase during the three months ended March 31, 2021	(20.9)	(1.8)	(2.7)	(0.5)	(2.0)
Closing balances as of as of March 31, 2021	12.6	22.0	14.1	15.1	16.1
Net increase (decrease) during the three months ended June 30, 2021	3.7	(2.4)	(1.5)	(0.4)	(0.8)
Closing balances as of as of June 30, 2021	16.3	19.6	12.6	14.7	15.3
Net increase (decrease) during the three months ended September 30, 2021	9.9	(1.3)	(1.7)	0.4	1.4
Closing balances as of September 30, 2021	$26.2	$18.3	$10.9	$15.1	$16.7

The difference between the opening and closing balances of the Company's contract assets and deferred revenues primarily results from the timing difference between the Company's performance obligation and the customer's payment. The amounts of revenue recognized during the nine months ended September 30, 2021 and 2020 from the opening deferred revenue balance was $12.1 million and $11.4 million, respectively. During the nine months ended September 30, 2021 and 2020, no impairment loss related to contract balances was recognized in the condensed consolidated statements of operations.

In addition to the contract liability amounts shown above, deferred revenue on the condensed consolidated balance sheets includes $45.7 million and $44.6 million of advanced billings as of September 30, 2021 and December 31, 2020, respectively.

Contract costs

The ending balance of net capitalized contract costs as of September 30, 2021 and December 31, 2020 was $29.2 million and $40.6 million, respectively, $18.3 million and $23.8 million of which were included in prepaid and other current assets in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, and $10.9 million and $16.8 million of which were included in other assets in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. For the nine months ended September 30, 2021 and 2020, $20.6 million and $25.8 million, respectively, of contract costs were amortized, $12.1 million and $17.8 million of which were included in cost of revenues, excluding depreciation and amortization in the condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020, respectively, and $8.5 million and $8.0 million of which were included in selling, general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Remaining performance obligations

Under colocation contracts, Cyxtera's performance obligations are to provide customers with space and power through fixed duration agreements, which are typically over three years. Under these arrangements, the Company bills customer on a monthly basis. Under interconnection agreements, Cyxtera's performance obligations are to provide customers the ability to establish connections to their network service providers and business partners. Interconnection services are typically offered on month-to-month contract terms and generate recurring revenue.

Cyxtera's remaining performance obligations under its colocation agreements represent contracted revenue that has not been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties such as the majority of interconnection revenues. The aggregate amount allocated to performance obligations that were unsatisfied or partially satisfied as of September 30, 2021 was $830.9 million, of which 46%, 27%, and 27% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively. The aggregate amount allocated to performance obligations that were unsatisfied as of December 31, 2020 was $869.3 million, of which 49%, 27%, and 24% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively.

While initial contract terms vary in length, substantially all contracts automatically renew in one-year increments. Included in the performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed.

Note 7.     Balance Sheet components

Allowance for doubtful accounts

The activity in the allowance for doubtful accounts during the nine months ended September 30, 2021 and 2020 was as follows (in millions):

	September 30, 2021	December 31, 2020
Beginning balance	$1.4	$13.5
Recoveries (Write-offs)	0.2	(6.5)
Reversal of allowance	(1.1)	(5.5)
Impact of foreign currency translation	—	(0.1)
Ending balance	$0.5	$1.4

Factored receivables

On February 9, 2021, a subsidiary of Cyxtera entered into a Master Receivables Purchase Agreement with Nomura Corporate Funding America, LLC (the “Factor”) to factor up to $37.5 million in open trade receivables at any point during the term of the commitment, which extends for a period of twelve months. Pursuant to the terms of the arrangement, a subsidiary of the Company, shall, from time to time, sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The agreement allows for up to 85% of the face amount of an invoice to be factored. The unused balance fee under the arrangement is 2%. During the nine months ended September 30, 2021, the Company's subsidiary factored $91.5 million receivables and received $90.1 million, net of fees of $1.4 million. Cash collected under this arrangement is reflected within the change in accounts receivables in the condensed consolidated statement of cash flows.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Prepaid and other current assets

Prepaid and other current assets consist of the following as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	December 31, 2020
Contract asset, current	$18.3	$23.8
Prepaid expenses	19.1	14.6
Value added tax ("VAT") receivable	—	0.9
Other current assets	0.6	2.6
Total prepaid and other current assets	$38.0	$41.9

Note 8.    Goodwill and intangible assets

Goodwill was $761.5 million and $762.2 million as of September 30, 2021 and December 31, 2020, respectively. The change in goodwill during the nine months ended September 30, 2021 and 2020 was due to foreign currency translation. The Company has not recorded any goodwill impairment related to the colocation business since inception.

In addition, the Company has indefinite-lived intangible assets of $0.5 million as of September 30, 2021 and December 31, 2020.

Summarized below are the carrying values for the major classes of amortizing intangible assets as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$768.0	$(266.4)	$501.6	$768.0	$(221.1)	$546.9
Favorable leasehold interests	57.6	(23.5)	34.1	59.3	(20.4)	38.9
Developed technology	0.3	(0.3)	—	0.3	(0.3)	—
Total intangibles	$825.9	$(290.2)	$535.7	$827.6	$(241.8)	$585.8

The main changes in the carrying amount of each major class of amortizing intangible assets during the three and nine months ended September 30, 2021and 2020 was amortization and, to a lesser extent, the impact of foreign currency translation.

Amortization expense on intangible assets, excluding the impact of unfavorable leasehold interest amortization, amounted to $11.8 million, $45.2 million, $12.4 million and $45.3 million, respectively, for the three and nine months ended September 30, 2021 and 2020. Amortization expense for all intangible assets, except favorable leasehold interests, was recorded within depreciation and amortization expense in the condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company had $16.8 million and $18.5 million, respectively, of unfavorable leasehold interests included within other liabilities in the accompanying condensed consolidated balance sheets. Favorable leasehold amortization of $1.3 million, $4.6 million, $1.4 million and $4.1 million, and unfavorable leasehold amortization of $0.6 million, $1.7 million, $0.6 million and $1.7 million, respectively, was recorded within cost of revenues, excluding depreciation and amortization in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company estimates annual amortization expense for existing intangible assets subject to amortization is as follows (in millions):

For the years ending December 31:
Remaining 2021	$16.8
2022	65.7
2023	65.7
2024	65.7
2025	65.0
Thereafter	256.8
Total amortization expense	$535.7

Impairment tests

The Company performs annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. No impairment charges were recorded during the three and nine months ended September 30, 2021 and 2020.

Note 9.    Fair value measurements

The fair value of cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate their carrying value because of the short-term nature of these instruments. Refer to Note 12 for the fair value measurement disclosures related to the warrant liabilities.

The carrying values and fair values of other financial instruments are as follows as September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
2017 First Lien Term Facility	$771.3	$780.0	$786.6	$730.6
2019 First Lien Term Facility	97.8	98.0	98.5	93.0
2017 Second Lien Term Facility	—	—	310.0	241.8
Revolving Facility	2.7	2.7	142.6	142.6
2021 Revolving Facility	37.3	37.3	—	—
The fair value of our 2017 First Lien Term Facility (as defined in Note 11) as of September 30, 2021 and December 31, 2020 was based on the quoted market price for this instrument in an inactive market, which represents a Level 2 fair value measurement. During the three months ended September 30, 2021, the 2017 Second Lien Term Facility (as defined in Note 11) was paid in full. At December 31, 2020, the quoted market price for this instrument was also based on the quoted market price in an inactive market, represents a Level 2 fair value measurement.. The carrying value of the Revolving Facility (as defined in Note 11) and the 2021 Revolving Facility (as defined in Note 11) approximates estimated fair value as of September 30, 2021 and December 31, 2020 due to the variability of interest rates. Debt issuance costs of $8.4 million and $17.1 million, respectively as of September 30, 2021 and December 31, 2020 are not included in the carrying value of these instruments as shown above.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10.    Leases

Capital lease obligations and sale-leaseback financings

The Company leases certain facilities and equipment under capital lease arrangements that expire at various dates ranging from 2022 to 2054. The Company also enters sale-leaseback financings, primarily relating to equipment. Amortization of assets under capital leases is included in depreciation and amortization expense in the Company’s condensed consolidated statements of operations. Payments on capital leases and sale-leaseback financings are included in repayments of capital leases and sale-leaseback financings in the Company’s condensed consolidated statements of cash flows.

The weighted-average interest rate on the Company’s sale-leaseback financings is 8.1% as of September 30, 2021. The lease terms of the Company’s sale-leaseback financings range from 24 to 36 months. During the nine months ended September 30, 2021, the Company had additions to assets and liabilities recorded as sale-lease financings of $2.9 million (there were no such additions during the same period in 2020).

The future minimum lease payments under capital lease arrangements and sale-leaseback financings as of September 30, 2021 are as follows (in millions):

For the years ending December 31:
Remaining 2021	$31.2
2022	132.9
2023	124.4
2024	114.5
2025	116.6
Thereafter	2,281.7
Total minimum lease payments	2,801.3
Less: amount representing interest	(1,853.3)
Present value of net minimum lease payments	948.0
Less: current portion	(40.7)
Capital leases, net of current portion	$907.3

Interest expense recorded in connection with capital leases and sale-leaseback financings totaled $25.1 million, $76.1 million, $24.6 million and $73.0 million, respectively, for the three and nine months ended September 30, 2021 and 2020 and is included within interest expense, net in the accompanying condensed consolidated statements of operations.

Operating leases

The Company leases the majority of its data centers and certain equipment under noncancelable operating lease agreements. The Company’s operating leases for data centers expire at various dates from 2021 to 2045 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods for certain leases to better match the phased build out of its data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the term of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent within other liabilities in the condensed consolidated balance sheets.

Occasionally, the Company enters into contracts with customers for data center, office and storage spaces that contain lease components. The Company's leases with customers are generally classified as operating leases and lease payments are recognized on a straight-line basis over the lease term.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The future minimum lease receipts and payments under operating leases as of September 30, 2021 are as follows (in millions):

For the years ending December 31:	Lease receipts	Lease commitments(1)
Remaining 2021	$3.1	$14.9
2022	$12.2	$59.7
2023	$12.2	$58.4
2024	$12.2	$56.3
2025	$12.2	$43.3
Thereafter	$16.3	$312.4
Total minimum lease receipts/payments	$68.2	$545.0
(1) Minimum lease payments have not been reduced by minimum sublease rentals of $47.4 million due in the future under non-cancelable subleases.

Total rent expense, including the $64.4 million restructuring charge for Moses Lake and Addison described in Note 5 and the net impact from amortization of favorable and unfavorable leasehold interests, was approximately $28.0 million, $150.2 million, $29.0 million and $87.0 million, respectively, for the three and nine months ended September 30, 2021 and 2020. The $64.4 million exit costs are included within restructuring, impairment, site closures and related costs in the condensed consolidated statements of operations. The remainder is included within cost of revenues, excluding depreciation and amortization in the condensed consolidated statements of operations.

Note 11.    Long-term debt

Long-term debt consists of the following as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	December 31, 2020
2017 First Lien Term Facility due May 2024	$780.4	$786.6
2019 First Lien Term Facility due May 2024	97.8	98.5
2017 Second Lien Term Facility due May 2025	—	310.0
Revolving Facility due November 2023	40.0	142.6
Less: unamortized debt issuance costs	(8.4)	(17.1)
	909.8	1,320.6
Less: current maturities of long-term debt	(9.2)	(9.1)
Long-term debt, net current portion	$900.6	$1,311.5

Senior secured credit facilities

On May 1, 2017, a subsidiary of the Company (the “Borrower”) entered into credit agreements for up to $1,275.0 million of borrowings under first and second lien credit agreements (collectively, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of (a) a first lien credit agreement providing for (i) a $150.0 million first lien multi-currency revolving credit facility (the “Revolving Facility”) and (ii) (a) an $815.0 million first lien term loan borrowing (the “2017 First Lien Term Facility”), and (b) a second lien credit agreement providing for a $310.0 million second lien term loan credit borrowing (the "2017 Second Lien Term Facility"). On May 13, 2019, the Borrower borrowed an additional $100.0 million under the incremental first lien loan under the first lien credit agreement (the “2019 First Lien Term Facility”). On May 7, 2021, certain of the lenders under the Revolving Facility entered into an amendment with Cyxtera pursuant to which they agreed to extend the maturity date for certain revolving commitments from May 1, 2022 to November 1, 2023. Under these terms of the amendment, $141.3 million of commitments under the existing Revolving Facility were exchanged for $120.1 million of commitments under a new revolving facility (the "2021 Revolving Facility"). The 2021 Revolving Facility has substantially the same terms as Revolving Facility, except that the maturity date of the 2021 Revolving Facility is November 1, 2023. In connection with the amendment, the Company repaid $19.6 million of the

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

outstanding balance under the Revolving Facility on May 10, 2021. The amounts owed under the 2017 Second Lien Term Facility, the Revolving Facility and the 2021 Revolving Facility were repaid in July and August 2021 following the consummation of the Business Combination - see Note 3. The Company recognized a loss on extinguishment of debt of $5.2 million, which resulted from the write off of deferred financing costs attributed to the 2017 Second Lien Term Facility. The $5.2 million loss on extinguishment of debt is included within interest expense, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021. Subsequent to the consummation of the Business Combination and the pay-down of the Revolving Facility and the 2021 Revolving Facility, the Company drew down an additional $40.0 million from such revolving facilities during the interim period ended September 30, 2021.

The Senior Secured Credit Facilities, including the 2019 First Lien Term Facility, are secured by substantially all assets of Borrower and contain customary covenants, including reporting and financial covenants, some of which require the Borrower to maintain certain financial coverage and leverage ratios, as well as customary events of default, and are guaranteed by certain of the Borrower’s domestic subsidiaries. As of September 30, 2021, the Company believes the Borrower was in compliance with these covenants. The Revolving Facility, the 2021 Revolving Facility, the 2017 First Lien Term Facility, and the 2019 First Lien Term Facility have a five year, 18 month, seven, and five year term, respectively, and are set to expire on May 1, 2022, November 1, 2023, May 1, 2024, and May 1, 2024, respectively.

The Borrower is required to make amortization payments on each of the 2017 First Lien Term Facility and the 2019 First Lien Term Facility at a rate of 1.0% of the original principal amount per annum, payable on a quarterly basis, with the remaining balance to be repaid in full at maturity. The 2017 First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 2.0% to 3.0%. The 2019 First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 3.0% to 4.0%. The 2017 Second Lien Term Facility bore an interest at a rate based on LIBOR plus a margin that can vary from 6.25% to 7.25%. As of September 30, 2021, the rate for the 2017 First Lien Term Facility was 4.0% and the rate for the 2019 First Lien Term Facility was 5.0%.

The Revolving Facility and the 2021 Revolving Facility allow the Borrower to borrow, repay, and reborrow over its stated term. The Revolving Facility and the 2021 Revolving Facility provide a sublimit for the issuance of letters of credit of up to $30.0 million at any one time. Borrowings under the Revolving Facility and the 2021 Revolving Facility bear interest at a rate based on LIBOR plus a margin that can vary from 2.5% to 3.0% or, at the Borrower's option, the alternative base rate, which is defined as the higher of (a) the Federal Funds Rate plus, 0.5%, (b) the JP Morgan prime rate or (c) one-month LIBOR plus 1% , in each case, plus a margin that can vary from 1.5% to 2%. As of September 30, 2021, the rate for the Revolving Facility and the 2021 Revolving Facility was 3.1%. The Borrower is required to pay letter of credit fee on the face amount of each letter of credit, at a 0.125% rate per annum. The balance of the Revolving Facility and the 2021 Revolving Facility was $40.0 million as of September 30, 2021.

The aggregate maturities of our long-term debt, are as follows as of September 30, 2021 (in millions):

For the years ending December 31:	Principal amount
Remaining 2021	$2.2
2022	$11.8
2023	$46.4
2024	$857.8
2025	$—
Total	$918.2

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest expense, net

Interest expense, net for the three and nine months ended September 30, 2021 and 2020 consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense on debt, net of capitalized interest	$11.6	$16.2	$44.1	$50.3
Interest expense on capital leases	25.1	24.7	76.1	73.1
Amortization of deferred financing costs and fees	6.4	1.5	9.1	4.4
Total	$43.1	$42.4	$129.3	$127.8

Note 12. Warrant liabilities

In September 2020, in connection with SVAC’s IPO, SVAC issued Public Warrants to purchase shares of the SVAC Class A common stock at $11.50 per share. Simultaneously with the consummation of the IPO, SVAC issued Private Placement Warrants to purchase shares of its Class A common stock at $11.50 per share to the Sponsor and to SVAC’s underwriters. In July 2021, in connection with the Business Combination transaction described in Note 3, additional Public and Private Placement Warrants were issued to SVAC common stockholders, including the Forward Purchasers. At July 29, 2021 (the Business Combination date) and September 30, 2021, there were 11,620,383 Public Warrants and 8,576,940 Private Placement Warrants outstanding. The Public and Private Placement Warrants will expire five years from the completion of the Business Combination.

The Public and Private Placement Warrants may only be exercised for a whole number of shares. In September 2021 we filed the Registration Statement on Form S-1 for, among other things, the registration, under the Securities Act of 1933, as amended, of the issuance of Class A common stock issuable upon exercise of the Public and Private Placement Warrants. The Public and Private Placement Warrants are governed by the terms of that certain Warrant Agreement, dated September 9, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agent”).

We may call the Public Warrants for redemption:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days' prior written notice of redemption; and
•if, and only if, the last reported sales price of the Class A common stock equals or exceeds
$18.00 per share for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

In addition, commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants for shares of Class A common stock (including both Public Warrants and Private Placement Warrants):
•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock determined by reference to an agreed table described in the
Warrant Agreement, based on the redemption date and the “fair market value” of the Class A common stock except as otherwise described below;
•if, an only, if, the last sale price of Class A common stock equals or exceeds $10.00 per share

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrant holders;
•if, and only if, the Private Placement Warrants also concurrently exchanged at the same price
(equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and
•if and only if, there is an effective registration statement covering the issuance of the shares of
Class A common stock issuable upon exercise of the
warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given, or an exemption from registration is available.

The Private Placement Warrants may be exercised for cash or on a cashless basis, so long as they are held by the Sponsor or its permitted transfers. If the Private Placement Warrants are held by holders other than the initial purchasers or any of their permitted transferees, they will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants.

The exercise price and number of shares of Class A common stock issuable upon exercise of the Public and Private Placement Warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. The exercise price of the Public and Private Placement Warrants would have adjusted if, in connection with the closing of the Business Combination, we issued additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes at an issue price or effective issue price of less than $9.20 per share and certain other conditions were satisfied. The Public and Private Placement Warrant exercise price would be adjusted to be equal to 115% of the price received in the new issuance. In connection with the Business Combination, we did not issue any additional shares of Class A common stock for capital raising purposes at an issue price or effective issue price of less than $9.20 per share, therefore the price reset provision was not triggered.

The Public and Private Placement Warrants have provisions which could affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed equity instrument, and accordingly, the warrants are accounted for as liabilities in accordance with ASC Subtopic 815-40, with changes in fair value included as change of fair value of warrant liabilities in other expense in the condensed consolidated statement of operations.

The Public and Private Placement Warrants are measured at fair value on a recurring basis. The Public Warrants are traded on the NASDAQ and are recorded at fair value using the closing price as of the measurement date, and as such, represents a Level 1 fair value measurement. The Private Placement Warrants are recorded at fair value on a recurring basis using a Monte Carlo simulation model and unobservable inputs, and as such, represent a Level 3 fair value measurement. The Monte Carlo simulation model requires inputs such as the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is considered a Level 1 input as shares of our Class A common stock are freely traded on the NASDAQ. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the warrants. Our volatility is derived from several publicly traded peer companies and the implied volatility of our Public Warrants.

We will continue to adjust the Public and Private Placement Warrant liabilities for changes in fair value for the Public and Private Placement Warrants until the warrants are exercised, redeemed or cancelled.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

There were no transfers between fair value measurement levels during the nine months ended September 30, 2021 and there were no Level 3 liabilities outstanding during the nine months ended September 30, 2020. The following table presents information about the Company's movement in its Level 1 and Level 3 warrant liabilities measured at fair value (in millions):

(in millions)	Public Warrants (Level 1)	Private Warrants (Level 3)	Total
Balance at the beginning of the period	$—	$—	$—
Warrant liabilities assumed on July 29, 2021	23.2	18.6	41.8
Change in the fair value of the warrant liabilities	0.7	2.0	2.7
Balance at the end of the period	$23.9	$20.6	$44.5

The key assumptions used to determine the fair value of the Private Placement Warrants at September 30, 2021 and July 29, 2021 (the date the warrant obligation was assumed by Cyxtera) using the Monte Carlo simulation model are as follows:

Inputs	As of September 30, 2021,	As of July 29, 2021
Risk free interest rate	0.94%	0.73%
Volatility for Least-Square Monte Carlo Model	55.0%	35.7%
Expected Term in Years	4.8	5.0
Fair Value of Class A Common Stock	$9.25	$9.55

Note 13.    Shareholders' equity

As mentioned in Note 1, the equity structure had been restated in all the comparative periods up to the Closing Date to reflect the number of shares of the Company's Class A common stock, $0.0001 par value per share, issued to Legacy Cyxtera's shareholder in connection with the Business Combination. Accordingly, the shares and corresponding capital amounts and earnings per share prior to the Business Combination have been retroactively restated as of January 1, 2020, to 115,745,455 shares, as shown in the condensed consolidated statement of changes in shareholders' equity. The Company’s authorized shares capital consists of 510,000,000 shares of capital stock, of which 500,000,000 are designated as Class A common stock, and 10,000,000 are designated as preferred stock. As of December 31, 2020, Legacy Cyxtera had 115,745,455 shares of Class A common stock issued and outstanding, which shares were owned by SIS. On February 19, 2021, Cyxtera redeemed, cancelled and retired 9,645,455 shares of its common stock, par value $0.0001, prior to the Business Combination, held by SIS, in exchange for the payment of $97.9 million by the Company to SIS. As of September 30, 2021, the Company had 165,978,740 shares of Class A common stock issued and outstanding, of which 64% was owned by SIS. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

During the three and nine months ended, September 30, 2021, SIS made a capital contribution of $5.2 million, to fund a Business Combination transaction bonus that was paid to current and former employees and directors of Legacy Cyxtera (the "Transaction Bonus"). The Transaction Bonus of $5.2 million is included within transaction-related costs in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 14.    Equity Compensation

SIS Holdings LP Class B Profit Units

All awards under the SIS Holdings LP Class B Unit Plan (the “SIS Plan”) were issued in 2017, 2018 and 2019 (none were issued in 2020 or 2021).

The equity-based compensation cost was as follows (in millions) and included in the following captions in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs of revenues, excluding depreciation and amortization	$—	$0.2	$0.2	$0.5
Selling, general, and administrative expenses	1.8	1.6	5.2	5.2
Total	$1.8	$1.8	$5.4	$5.7

No related income tax benefit was recognized as of September 30, 2021 and December 31, 2020.

As of September 30, 2021, total equity-based compensation costs related to 42,902 unvested Class B Units not yet recognized totaled $2.9 million, which is expected to be recognized over a weighted-average period of 2 years.

Stock Options

On July 29, 2021, the Company adopted the 2021 Plan. The total amount of shares of Class A common stock authorized for issuance was under the 2021 Plan is 13,278,299. On August 5, 2021, the Company granted stock options under the 2021 Plan. Such options are a form of employee compensation for certain Cyxtera employees. The stock options granted will vest and become exercisable as to 25% of the number of shares granted beginning on the one-year anniversary of the grant date, and the remainder of the options will vest ratably over twelve quarterly periods over the three-year period following the anniversary of the grant date. The options generally expire ten years from the grant date in each case subject to continued employment on applicable vesting date.

The fair value of stock options awards was estimated at the grant date at $2.42 per share using a Black Scholes valuation model, with the following weighted average assumptions for the three and nine months ended September 30, 2021:

Stock Options Granted during the Periods Ended
September 30, 2021
Expected term (in years)	6.1
Expected stock volatility	30.7%
Risk-free interest rate	0.87%
Stock price at grant date	$8.65
Exercise price	$9.55
Dividend yield	—%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the volatility of the stock of public companies peers. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

coupon issues with an equivalent remaining term. The dividend yield assumption is based on our anticipated cash dividend payouts.

Stock options transactions for the three and nine months ended September 30, 2021 were as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding from January 1, 2020 to June 30, 2021	—	—	—	—
Granted	849,233	$9.55
Exercised	—	—
Expired/forfeited	—	—
Outstanding at September 30, 2021	849,233	$9.55	9.9	—
Exercisable, September 30, 2021	—	—	—	—
Unvested and expected to vest, September 30, 2021	849,233	$9.55	9.9	—

The aggregate intrinsic value in the table above, is the amount by which the value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes, and represents the amount optionees would have realized if all-in-the-money options had been exercised on the last business day of the period indicated. None of the stock options were in-the-money at September 30, 2021.

As of September 30, 2021, the total unrecognized stock-based compensation, net of estimated forfeitures (estimated to be nil), related to unvested options was approximately $2.0 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.85 years. No options were exercised or vested during the periods ended September 30, 2021.

Total stock options compensation expense for the three and nine months ended September 30, 2021 was approximately $0.1 million, and is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations. The related income tax benefit for the three and nine months ended September 30, 2021 was inconsequential.

Note 15.    Income taxes

The income tax benefit for the three and nine months ended September 30, 2021 was $11.1 million and $36.9 million, respectively. The income tax benefit on the pre-tax loss for the three and nine months ended September 30, 2021 was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefits, which were partially offset by an increase in the valuation allowance recorded on certain deferred tax assets in the U.S. and foreign jurisdictions that management believes are not more-likely-than-not to be fully realized in future periods, nondeductible equity compensation, nondeductible remeasurement of the warrant liabilities, and the remeasurement of the Company's net deferred tax assets in the U.K. due to a recently enacted tax rate during the nine months ended September 30, 2021.

The income tax benefit for the three and nine months ended September 30, 2020 was $14.6 million and $22.7 million, respectively. During the nine months ended September 30, 2020, management increased the valuation allowance for the U.S. and certain foreign jurisdictions deferred tax assets that management believes are not more-likely-than-not to be fully realized in future periods. The income tax benefit on the pre-tax loss for the three and nine months ended September 30, 2020 was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefits, which were partially offset by valuation allowance recorded on certain deferred tax assets in the U.S. and foreign jurisdictions, foreign withholding taxes, non-deductible equity compensation and the remeasurement of the Company's net deferred tax assets in the U.K due to a recently enacted tax rate change.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The unrecognized tax benefits decreased by $1.0 million as a result of Canadian withholding tax payments made in Canada during the nine months ended September 30, 2021.

Note 16.    Commitments and contingencies

Letters of credit

As of September 30, 2021 and December 31, 2020, the Company had $6.9 million and $7.4 million, respectively, in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee data center lease obligations, and another subsidiary’s performance under a line of credit. As of September 30, 2021 and December 31, 2020, no amounts had been drawn on any of these irrevocable standby letters of credit.

Purchase obligations

As of September 30, 2021 and December 31, 2020, the Company had approximately $6.1 million and $8.2 million, respectively, of purchase commitments related to IT licenses, utilities and colocation operations. These amounts do not represent the Company’s entire anticipated purchases in the future but represent only those items for which the Company was contractually committed as of September 30, 2021 and December 31, 2020, respectively.

Litigation

From time to time, the Company is involved in certain legal proceedings and claims that arise in the ordinary course of business. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. In the opinion of the management, based on consultations with counsel, the results of any of these matters individually and in the aggregate, are not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

Note 17.    Segment reporting

Cyxtera’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions – the Colocation segment.

The Company derives almost all of its Colocation revenue from sales to customers in the United States, based upon the service address of the customer. Revenue derived from customers outside the United States, based upon the service address of the customer, was not significant in any individual foreign country.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18.    Certain relationships and related party transactions

Relationships

The Company is party to the following agreements and key relationships:

•Cyxtera Management Inc. transition services agreement

The Company, Cyxtera Cybersecurity, Inc. d/b/a AppGate (“Appgate”), and Cyxtera Management, Inc. ("Management Company") entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which the Management Company provided certain transition services to Appgate and Appgate provided certain transition services to Cyxtera. The Transition Services Agreement provided for a term that commenced on January 1, 2020 and substantially ended on December 31, 2020. Appgate is an affiliate of the Company and a direct subsidiary of SIS, and through December 31, 2019 was a direct subsidiary of the Company.

During the three and nine months ended September 30, 2020, the Company charged $0.1 million and $3.3 million, respectively, to Appgate for services rendered under the Transition Services Agreement (net of service fees provided to Cyxtera and its subsidiaries by Appgate), with a full reserve of $0.1 million and $3.3 million, respectively. The provision for doubtful accounts is presented as part of impairment of notes receivable from affiliate in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020. Charges for the three and nine months ended September 30, 2021 were inconsequential. Income from the Transition Services Agreement is included in other expenses, net in the condensed consolidated statements of operations for three and the nine months ended September 30, 2021 and 2020.

•Promissory Notes

On March 31, 2019, Appgate issued promissory notes to each of the Company and the Management Company (together, the "Promissory Notes") evidencing certain funds borrowed by Appgate from each of the Company and Management Company as well as potential future borrowings. The Promissory Notes had a combined initial aggregate principal amount of $95.2 million and provided for additional borrowings during the term of the Promissory Notes for additional amounts not to exceed approximately $52.5 million the aggregate (approximately $147.7 million including the initial aggregate principal amount). Interest accrued on the unpaid principal balance of the Promissory notes at a rate per annum equal to 3%; provided; that with respect to any day during the period from the date of the Promissory Notes through December 31, 2019, interest was calculated assuming that the unpaid principal balance of the Promissory Notes on such day is unpaid principal amount of the notes on the last calendar day of the quarter in which such day occurs. Interest was payable upon the maturity date of the notes. Each of the Promissory Notes had an initial maturity date of March 30, 2020 and was extended through March 30, 2021 by amendments entered into effective as of March 30, 2020.

During the three and nine months ended September 30, 2020, the Company advanced $9.3 million and $14.9 million, respectively under the Promissory Notes to Appgate and recorded provision for loan losses in the same amount. Accordingly, as of September 30, 2020, the Company had a receivable related to the Promissory Notes of $148.2 million with a full reserve of $148.2 million. The provision for loan losses is presented as impairment of notes receivable from affiliate in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On February 8, 2021, the Company received $120.6 million from Appgate. Approximately $117.1 million and $1.1 million were designated as repayment of the full balance of the $154.3 million outstanding principal and accrued interest, respectively, on the Promissory Notes at that time. On the same date, the Company issued a payoff letter to Appgate extinguishing the remaining unpaid balance of the Promissory Notes. The remainder of the payment was designated as settlement of trade balances with Appgate and its subsidiaries and other amounts due to / from under the Transition Services Agreement described above. As a result, during the three months ended March 31, 2021, the Company wrote-off the ending balance in the allowance for loan losses on the Promissory Notes. No transactions related to the Promissory Notes were recorded during the three months ended September 30, 2021.

The activity in the allowance for loan losses on the Promissory Notes during the nine months ended September 30, 2021 and year ended December 31, 2020 was as follows (in millions):

	September 30, 2021	December 31, 2020
Beginning balance	$30.0	$127.7
Provision for loan losses	—	19.4
Reversal of allowance	—	(117.1)
Net reversal of allowance for loan losses	—	(97.7)
Write offs	(30.0)	—
Ending balance	$—	$30.0

•Service provider management consulting fee and structuring fee

In connection with 2017 Acquisitions, certain equity owners of SIS (collectively, the "Service Providers") entered into a Services Agreement (the "Services Agreement") dated May 1, 2017, with SIS and its subsidiaries and controlled affiliates as of such date (collectively the "Company Group"). Under the Services Agreement, the Service Providers agreed to provide certain management, consulting and advisory services to the business combination and affairs of the Company Group from time to time. Pursuant to Services Agreement, the Company Group also agreed to pay the Service Providers an annual service fee in the aggregate amount of $1.0 million in equal quarterly installments (the "Service Provider Fee").

Fees owed under the Services Agreement related to a structuring fee, Service Provider Fee and other related expenses totaled $22.7 million as of December 31, 2020 and were included within due to affiliates in the condensed consolidated balance sheet. Such fees were primarily incurred prior to 2020. All outstanding fees under the Services Agreement were repaid in February 2021.

•Sponsor’s investment in the First Lien Term Facility

At September 30, 2021 and December 31, 2020, some of the controlled affiliates of BC Partners, the largest equity owner of SIS, hold investments in the Company’s First Lien Term Facility. The total investment represents less than 5% of the Company’s total outstanding debt.

•Relationships with certain members of the Company’s board of directors

The Company owes zero and $0.5 million in board fees, which is included within accrued expenses in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

The chairman of the board of directors is one of the founders and the chairman of Emerge Americas, LLC, which operates the premier technology conference in Miami, Florida. As of

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

September 30, 2021 , the Company did not owe any significant amounts to Emerge Americas, LLC.

Since 2019 until the date of the Business Combination, one of the directors of the Company was also a member of the board of directors of Pico Quantitative Trading, LLC (“Pico”). Pico offers a comprehensive range of network products to meet the full spectrum of electronic trading requirements. During the three and nine months ended September 30, 2020, the Company billed Pico $0.2 million and $0.5 million, respectively. During the three and nine months September 30, 2020, the Company billed and collected from Pico $0.2 million and $0.6 million , respectively. As of September 30, 2021, Pico is no longer a related party of the Company.

Two directors of the Company are also members of the board of directors of Presidio Holdings (“Presidio”), a provider of digital transformation solutions built on agile secure infrastructure deployed in a multi-cloud world with business analytics. During the three months ended September 30, 2021 and 2020, the Company paid $0.1 million and $0.1 million to Presidio for services (no amounts paid in 2021). During the nine months ended September 30, 2021 and 2020, the Company paid $0.2 million and $0.2 million to Presidio for services. As of September 30, 2021 and December 31, 2020, the Company did not owe any amounts to Presidio. Presidio is also a customer and referral partner of the Company. During the three months September 30, 2021 , the Company billed Presidio $0.1 million (amount billed during the three months September 30, 2020 was inconsequential). During the nine months September 30, 2021 and 2020, the Company billed Presidio $0.1 million and $0.3 million, respectively. During the three months ended September 30, 2021, the Company collected from Presidio $0.1 million (amount collected during the three months ended September 30, 2020 was inconsequential). During each of the nine months ended September 30, 2021 and 2020, the Company collected from Presidio $0.2 million.

One of the directors of the Company is also a member of the board of directors of Altice USA, Inc. ("Altice"), a vendor and a customer of the Company. The amount paid and due for the three and nine months ended September 30, 2021 was inconsequential. The amount billed and collected for the three and nine months ended September 30, 2021 billed $0.1 million and $0.2 million, respectively.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Related party transactions and balances

The following table summarizes the Company’s transactions with related parties for each of the nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues (1)	$0.2	$0.3	$0.8	$0.7
Selling, general and administrative expenses (2)	—	(0.1)	(0.1)	(0.1)
(Recovery) impairment of notes receivable from affiliate (3)	—	9.4	—	18.2
Other income, net (4)	—	—	0.1	4.2

(1) Revenues for the nine months ended September 30, 2021and 2020 include amounts recognized from contracts with Appgate, Brainspace Corporation, and Presidio. Appgate is an affiliate of the Company and a direct subsidiary of SIS. Brainspace Corporation was an affiliate of the Company and an indirect subsidiary of SIS through January 20, 2021.
(2) Selling, general and administrative expenses include amounts incurred under the Transition Services Agreement. Where applicable, no amount appears in the table due to rounding convention.
(3) Represents net (recovery) impairment recognized in connection with amounts funded under the Promissory Notes.
(4) Includes income recognized under the Transition Services Agreement for the three and nine months ended September 30, 2021and 2020.

As of September 30, 2021 there were no receivables or payables with related parties. As of December 31, 2020, the Company had the following balances arising from transactions with related parties (in millions):

December 31, 2020
Accounts receivable (1)	$4.3
Due from affiliates (2)	$117.1
Accounts payable (3)	$0.4
Accrued expenses (4)	$0.5
Due to affiliates (5)	$22.7
(1) Accounts receivable at December 31, 2020 include amounts due from Appgate under the Transition Services Agreement, and trade receivables due from Appgate and Brainspace Corporation.
(2) Due from affiliates at December 31, 2020 includes amounts due from Appgate under the Promissory Notes.
(3) Accounts payable at December 31, 2020 include amounts due to Appgate under the Transition Services Agreement, and trade payables due to Appgate.
(4) Accrued expenses at December 31, 2020 include board fees owed to the independent directors of the Company.
(5) Due to affiliates at December 31, 2020 includes amounts owed under the Transaction Services Agreement.

Note 19.    Subsequent events

On October 1, 2021, the Company granted approximately 3.2 million restricted stock units ("RSUs") under the 2021 Plan. The fair value of RSUs granted is determined using the fair value of the Company's Class A common stock on the date of the grant.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CYXTERA
You should read the following management’s discussion and analysis together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto contained in Part I, Item I of the Registration Statement on Form S-1.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that are not purely historical are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on Cyxtera. There can be no assurance that future developments affecting the Company will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (the “SEC”) including without limitation the Risk Factors contained in our Registration Statement on Form S-1.
Overview of Cyxtera's Business
Cyxtera is a global data center leader in retail colocation and interconnection services. We are the third largest global retail colocation provider. Our data center platform consists of 61 highly interconnected data centers across 28 markets on 3 continents. We provide an innovative suite of deeply connected and intelligently automated infrastructure and interconnection solutions to more than 2,300 leading enterprises, service providers and government agencies around the world enabling them to scale faster, meet rising consumer expectations and gain a competitive edge.
Factors Affecting Cyxtera's Business
The Business Combination with Legacy Cyxtera and Starboard Value Acquisition Company

On July 29, 2021, we consummated the Business Combination, with Legacy Cyxtera deemed the accounting acquirer. The Business Combination was accounted for as a reverse recapitalization with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP.

Holders of 26,176,891 shares of SVAC’s Class A common stock sold in its IPO properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from SVAC’s IPO, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share, or $261,768,910 in the aggregate.

As a result of the Business Combination, 106,100,000 shares of Class A common stock were issued to SIS and 25,000,000 shares of Class A common stock were issued to the PIPE Investors, at a price of $10.00 per share, for an aggregate consideration of $250 million for purposes of raising additional capital for use by the combined company following the closing of the Business Combination and satisfying one of the conditions to the closing. Additionally, as a result of the Business Combination, 10,526,315 shares of Class A common stock were issued to the Forward Purchasers at a price of $9.50 per share, for aggregate consideration of $100 million and 10,105,863 shares of SVAC Class B common stock held by the Sponsor, automatically converted to 10,105,863 shares of Class A common stock.

After giving effect to the transactions, the redemption of Public Shares as described above, the issuance of the forward purchase shares and the consummation of the PIPE Investment, there are currently 165,978,740 shares of our Class A common stock issued and outstanding. Our Class A common stock and Public Warrants commenced trading on the Nasdaq under the symbols “CYXT” and “CYXTW,” respectively, on July 30, 2021, subject to ongoing review of our satisfaction of all listing criteria following the Business Combination. As noted above, an aggregate of $261.8 million was paid from SVAC’s trust account to holders that properly exercised their right to have Public Shares redeemed, and the remaining balance immediately prior to the closing remained in the trust account. After taking into account the funds in the trust account after redemptions, the $250 million in gross proceeds from the PIPE Investment and the $100 million gross proceeds from the sale of the forward purchase shares, we received approximately $493 million in total cash from the Business Combination, before fees, expenses and debt repayment.

Public Company Costs

Following the consummation of the Business Combination, we became an SEC-registered and Nasdaq-listed company, which will require us to hire additional staff and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur substantial additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external costs for investor relations, accounting, audit, legal and other functions.
2021 Restructuring and Site Closures

Addison site

In January 2021, we notified the landlord of our office space in Addison, Texas of our intent to sublease the property for the remaining lease term of 10 years. We ceased use and subleased the space during the three months ended March 31, 2021. In connection with this decision, we incurred $7.9 million of expenses, including $5.9 million of accrued lease termination costs and $2.0 million of asset disposals. We have adopted a hybrid work model for our Corporate staff and have additional space in the Dallas Metroplex area that performs the role of the Addison site since March 1, 2021.

Moses Lake site

In February 2021, we notified the landlord of our Moses Lake, Washington data center facility of our intent to cease the use of the space. Accordingly, we accelerated depreciation and amortization of all assets at the site, including favorable leasehold interest amortization, which resulted in no additional depreciation and amortization during the three months ended September 30, 2021 and $1.8 million during the nine months ended September 30, 2021, and no additional favorable leasehold interest amortization and $0.6 million additional favorable leasehold interest amortization, recorded in cost of revenue, during the three and nine months ended September 30, 2021, respectively. We ceased use of the property in June 2021 at which time we met the conditions for recording a charge related to the remaining lease obligation of $58.5 million. There is no sublease in place on this property. Furthermore, management believes the ability to sublease the property is remote and as such has not made any assumption for future cash flows from a potential sublease in making this estimate.

Impact of COVID-19
Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. Ultimately, we cannot predict the duration of the

COVID-19 pandemic. We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate.

Key Operational and Business Metrics

In addition to the Company's results determined in accordance with U.S. GAAP, our management uses the following key operational and business metrics to manage its data center business and to assess the results of operations:
•recurring and non-recurring revenues;
•bookings; and
•churn.
These metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of operations and growth initiatives. The following table presents our recurring and nonrecurring revenues from the Company's condensed consolidated financial statements and certain operating metrics for each of the periods indicated, which have been derived from the Company's internal records. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Recurring revenue	$169.3	$163.5	$501.2	$493.5
Non-recurring revenues	7.8	8.5	24.1	24.2
Total	$177.1	$172.0	$525.3	$517.7

Bookings	$1.8	$1.7	$6.9	$5.1
Churn	$1.1	$1.8	$4.3	$5.0

We define these metrics as follows:
Revenues: We disaggregate revenue from contracts with customers into recurring revenue and non-recurring revenues. We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees, which include fees for the licensing of space and power, and interconnection service fees. We consider our colocation service offerings recurring because customers are generally committed to such services under long term contracts, typically three years in length. Our interconnection services are typically on month-to-month contracts but are considered recurring because customers’ use of interconnection services generally remains stable over time. This is because interconnection services facilitate a customer’s full use of the colocation environment or support the business function housed within the customer’s colocation environment by facilitating connections between colocation customers within our data center facilities and their preferred network service providers, low latency public cloud on-ramps and a wide range of technology and network service providers and business partners. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably over the term of the contract. Our management reviews recurring revenue by reference to the metric of “MRR”, which is calculated as of the last day of a given month and represents the sum of all service charges for recurring services provided during such month. Our MRR was $53.5 million and $52.7 million as of September 30, 2021 and 2020, respectively. Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term in accordance with ASC Topic 606 as discussed in Note 6 of our unaudited condensed consolidated financial statements.

Bookings:
We define Bookings for a given period as the new monthly recurring service fees for colocation and interconnection services committed under service contracts during the relevant period. Bookings are measured for the respective reporting period and represent the monthly service fees – based on the service fees for one month of services – attributable to new service contracts entered into and additional services committed under existing service contracts during the relevant period. Bookings is a key performance measure that management uses to assess the productivity of our sales force and anticipate data center inventory requirements. In addition, our management considers Bookings together with Churn (described below) to anticipate future changes to MRR.

Bookings was calculated for each period presented (i.e., the three and nine months ended September 30, 2021 and 2020) and represents the new monthly recurring service fees – based on the service fees for one month of services – attributable to new service contracts and additional services committed under existing service contracts during the period presented.
During the three months ended September 30, 2021 and 2020, the total amount of new monthly recurring service fees for colocation and interconnection services committed under service contracts (i.e., Bookings) during such three month periods each totaled $1.8 million. During the nine months ended September 30, 2021 and 2020, the total amount of new monthly recurring service fees for colocation and interconnection services committed under service contracts (i.e., Bookings) during such nine month periods totaled $6.9 million and $5.1 million, respectively.

Churn: We define Churn for a given period as the decrease in MRR during the relevant period attributable to service terminations and reductions. Churn is calculated for the respective reporting period, and represents the sum of the total amount of MRR for which a service contract was terminated or reduced during the relevant period, based on the last month’s service charges. Churn is a key performance measure that management uses to assess our customer satisfaction and performance against competition. In addition, our management considers Churn together with Bookings to anticipate future changes to MRR.
As presented in the table above, Churn was calculated for each period presented (i.e., the three and nine months ended September 30, 2021 and 2020) and represents the sum of the total amount of MRR for which a service contract was terminated or reduced during the period presented.

During the three months ended September 30, 2021 and 2020, the total amount of MRR for which a service contract was terminated or reduced (i.e., Churn) during such three month periods totaled $1.1 million and $1.8 million, respectively. During the nine months ended September 30, 2021 and 2020, the total amount of MRR for which a service contract was terminated or reduced (i.e., Churn) during such nine month period totaled $4.3 million and $5.0 million, respectively.
Key Components of Results of Operations
Revenues:
We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees, which include fees for the licensing of space and power, as well as interconnection service fees. We consider our colocation service offerings recurring because our customers are generally committed to such services under long term contracts, typically three years in length. Our interconnection services are typically on month-to-month contracts but are considered recurring because customers’ use of interconnection services generally remains stable over time. This is because interconnection services facilitate the customer’s full use of the colocation environment or support the business function housed within the customer’s colocation environment by facilitating connections between colocation customers within our data center facilities and their preferred network service providers, low latency public cloud on-ramps and a wide range of technology and network service providers and business partners. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably over the term of the contract. Our recurring revenues have comprised more than 95% of total revenues for each of the past three years. In addition, during 2020, 2019, and 2018, 77%, 83%, and 82%, respectively, of our Bookings came from existing customers. For purposes of calculating Bookings attributable to existing customers, an existing customer is a customer with an active service contract that executes an order for additional services. Our largest customer accounted for approximately 15% of recurring revenues on average for the years ended December 31, 2020, 2019, and 2018. Our 50 largest customers accounted for approximately 57%, 59% and 55%, respectively, of recurring revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Our interconnection revenues represented approximately 11%, 10%, and 10% of total revenues for the years ended December 31, 2020, 2019, and 2018.
Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services we perform, and sale of equipment. Non-recurring installation fees, although generally invoiced in a lump sum upon installation, are deferred and recognized ratably over the contract term. Professional service fees and equipment sales are also generally invoiced in a lump sum upon service delivery and are recognized in the period when the services are provided or the equipment is delivered. As a percentage of total revenues, we expect non-recurring revenues to represent less than 5% of total revenues for the foreseeable future.

Operating Costs and Expenses:
Cost of Revenues, excluding Depreciation and Amortization. The largest components of our cost of revenues are rental payments related to our leased data centers, utility costs, including electricity, bandwidth access, data center employees' salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period unless we expands our existing data centers or open or acquire new data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of utilities, specifically electricity, will generally increase in the future on a per-unit or fixed basis, in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of electricity is generally higher in the summer months, as compared to other times of the year. Our costs of electricity may also increase as a result of the physical effects of climate change, increased regulations driving alternative electricity generation due to environmental considerations or as a result of our election to use renewable energy sources. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for our sales and marketing, executive, finance, human resources, legal, IT functions and administrative personnel, third-party professional services fees, insurance and administrative related-rent expense.

Depreciation and Amortization. Depreciation and amortization expenses are primarily comprised of depreciation and amortization on our property, plant and equipment and amortization related to intangible assets.

Restructuring, Impairment, Site Closures and Related Cost. Should we commit to a plan to dispose a long-lived asset before the end of its previously estimated useful life or change its use of assets, estimated cash flows are revised accordingly. Restructuring, impairment, site closures and related costs are primarily comprised of costs incurred to dispose of a long-lived asset and include an impairment charge of the leased asset, related liabilities that may arise as a result of the underlying action (such as severance), contractual obligations and other accruals associated with the site closures.

Transaction- related costs. Transaction - related costs was a one-time Transaction Bonus paid to current and former employees and directors of Legacy Cyxtera following the consummation of the Business Combination. The Transaction Bonus was funded in full by a capital contribution from SIS, the sole stockholder of Cyxtera prior to the consummation of the Business Combination.

Interest Expense, net. Interest expense, net is primarily comprised of interest incurred under our credit facilities and on capital leases.
Other Expenses, net. Other expenses, net primarily includes the impact of foreign currency gains and losses.

    Change of Fair Value of the Warrant Liabilities. Warrants that were assumed in connection with the consummation of the Business Combination, were initially measured at fair value at the Business Combination date and are subsequently remeasured at estimated fair value on a recurring basis at the end of each reporting period, with changes in estimated fair value of the respective warrant liability recognized as change of fair value of warrant liabilities in the condensed consolidated statement of operations.

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months and nine months ended September 30, 2021 and 2020 have been derived from our unaudited condensed consolidated financial statements which have been prepared following substantially the same basis and estimates and assumptions as those used by management in the preparation of our consolidated financial statements and related notes.

Three months ended September 30, 2021 and 2020. The following table sets forth our historical operating results for the periods indicated, and the changes between periods:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues	$177.1	$172.0	$5.1	3%
Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization	93.5	97.3	(3.8)	(4)%
Selling, general and administrative expenses	29.2	24.5	4.7	19%
Depreciation and amortization	59.4	57.5	1.9	3%
Restructuring, impairment, site closures, and related costs	1.4	—	1.4	100%
Transaction - related costs	5.2	—	5.2	100%
Impairment of notes receivable and other amounts due from affiliate	—	9.4	(9.4)	(100)%
Total operating costs and expenses	188.7	188.7	—	—%
Loss from operations	(11.6)	(16.7)	5.1	(31)%
Interest expense, net	(43.1)	(42.4)	(0.7)	2%
Other expenses, net	(0.4)	(1.4)	1.0	(71)%
Change of fair value of warrant liabilities	(2.7)	—	(2.7)	100%
Loss from continuing operations before income taxes	(57.8)	(60.5)	2.7	(4)%
Income tax benefit	11.1	14.6	(3.5)	(24)%
Net loss	$(46.7)	$(45.9)	$(0.8)	2%

Revenues
Revenues increased by $5.1 million, or 3%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase in revenue is attributable to the increase in recurring revenues as a result of increased bookings combined with lower churn.

Operating Costs and Expenses
Cost of Revenues, excluding Depreciation and Amortization
Cost of revenues, excluding depreciation and amortization decreased by $3.8 million, or 4%, for the three months ended September 30, 2021 compared to the same period in the prior year. This decrease in cost of revenues was primarily attributable to the recovery of $4.3 million related to an aged settlement with a vendor. Our exit from Moses Lake, completed in the second quarter of 2021, resulted a reduction in rent expense of $2.1 million compared to the prior year. Customer installation costs decreased by $2.4 million over the prior year period, primarily as a result of cost management efforts on implementations. Payroll related expense also decreased by $1.0 million due to reduction in work force at the data centers period over period. These savings have been offset in part by an increase in utilities expenses of approximately $6.0 million, driven by primarily increases in electricity rates and a slight increase in power consumption.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.7 million, or 19%, for the three months ended September 30, 2021 compared to the same period in the prior year. This increase in selling, general and administrative expenses was primarily attributable to an increase in personnel and related expenses of $1.5 million primarily due to an increase in wage rate and an increase insurance cost of $1.0 million as a result of the Company becoming a publicly traded company. In addition, during the three months ended September 30, 2021, we recovered a $2.0 million on accounts receivable deemed uncollectible during the three months ended September 30, 2020.

Depreciation and Amortization

Depreciation and amortization increased by $1.9 million, or 3%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily attributable to higher amortization of leasehold improvements, and higher capital lease asset amortization from new capital leases commenced in 2020.

Restructuring, Impairment, site closures and related costs

Restructuring, impairment, site closures and related costs was $1.4 million for the three months ended September 30, 2021 (no such costs incurred in the same period of the prior year).

Transaction - related costs

Transaction - related costs were $5.2 million for the three months ended September 30, 2021 (no such costs incurred in the same period of the prior year). These transaction- related costs consist of the Transaction Bonus which was paid in relation to the consummation of the Business Combination.

Impairment of Notes Receivable and Other Amounts Due from Affiliate
On March 31, 2019, Appgate issued promissory notes (together, the "Promissory Notes") to each of the Company and Cyxtera Management, Inc. (the “Management Company”) evidencing certain funds borrowed by Appgate from each of the Company's and the Management Company as well as potential future borrowings. The Promissory Notes had a combined initial aggregate principal amount of $95.2 million and provided for additional borrowings during the term of the Promissory Notes for additional amounts not to exceed approximately $52.5 million in the aggregate (approximately $147.7 million including the initial aggregate principal amount).
    As of December 31, 2019, we had a receivable related to the Promissory Notes of $127.7 million. On December 31, 2019, Appgate spun-off from the Company. As of December 31, 2019, we assessed collectability of the Promissory Notes from Appgate and reserved the entire amount of $127.7 million as the balance was deemed unrecoverable. In making that determination, we considered factors such as Appgate’s operating and cash losses since the initial acquisition into the Company's group in 2017 through December 31, 2019, and Appgate’s anticipated cash needs and potential access to liquidity and capital resources over the remaining term of the note based on the facts and circumstances at the time.

    During the three months ended September 30, 2020, we advanced $9.3 million under Promissory Notes and recorded a provision for loan losses in the same amount based on the same factors discussed above. Accordingly, as of September 30, 2020, we had a receivable related to the Promissory Notes of $148.2 million with a full allowance of $148.2 million. In addition, during the three months ended September 30, 2020, we had other amounts receivable from Appgate of $0.1 million with a full reserve because of the same factors discussed above for the Promissory Notes. These other amounts include charges under the Transition Services Agreement between the Management Company and Appgate.

On February 8, 2021, we received a payment of $118.2 million from Appgate against the then accumulated principal and interest under the Promissory Notes and issued a payoff letter to Appgate extinguishing the $36.1 million of principal and accrued interest balance remaining following such repayment. The $118.2 million payment was attributed to $1.1 million of 2020 accrued interest on the Promissory Notes, $19.4 million to the principal amount advanced in the three months ended September 30, 2020 and the remaining balance of $97.7 million to the recovery of a portion of the Promissory Notes principal and interest balance outstanding as of December 31, 2019. During the three months ended March 31, 2021, we wrote-off the ending balance in the allowance for loan losses on the Promissory Notes during the three months ended March 31, 2021. Accordingly, no additional changes on the Promissory Notes or the allowance for loan losses occurred during the three months ended September 30, 2021.

Interest Expense, Net
Interest expense, net increased by $0.7 million, or 2%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase in interest expense was attributed to additional interest expense of $0.5 million driven by the capital lease additions for a site, the write-off of $5.2 million of deferred loan costs attributable to the extinguishment of 2017 Second Lien Term Facility, which was offset by the decrease of interest expense of $4.9 million due to the repayment in full of the 2017 Second Lien Term Facility, the Revolving Facility and the 2021 Revolving Facility in July and August 2021 following the consummation of the Business Combination.

Other Expenses, Net
Other expenses decreased by $1 million, or 79% for both the three months ended September 30, 2021 compared to the same period in the prior year. The decrease in other expenses was driven by the change of foreign currency translation for the three months ended September 30, 2021 and 2020.

Change of Fair Value of Warrant Liabilities

For the three months ended September 30, 2021, we recorded a loss of $2.7 million on our unaudited condensed statement of operations. The loss recorded in the fair value of the warrant liabilities is a result of the increase of fair value of the warrant liabilities from the Business Combination date through September 30, 2021.

Income Tax Benefit
Income tax benefit for the three months ended September 30, 2021 and 2020 was $11.1 million and $14.6 million, respectively. The income tax benefit on the pre-tax loss for the three months ended September 30, 2021 was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefit offset by valuation allowances recorded on certain deferred tax assets in the U.S. and foreign jurisdictions, non-deductible equity compensation and nondeductible remeasurement of the warrant liabilities. The income tax expense for the three months ended September 30, 2020 was $14.6 million. The income tax benefit on the pre-tax loss for the three months ended September 30, 2020 was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefit offset by valuation allowances recorded on certain deferred tax assets in the U.S. and foreign jurisdictions, non-deductible equity compensation, and the remeasurement of the Company's net deferred tax assets in the U.K. due to an enacted tax rate change.

Nine months ended September 30, 2021 and 2020. The following table sets forth our historical operating results for the periods indicated, and the changes between periods:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues	$525.3	$517.7	$7.6	1%
Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization	287.4	287.3	0.1	—%
Selling, general and administrative expenses	79.7	81.4	(1.7)	(2)%
Depreciation and amortization	180.6	172.4	8.2	5%
Restructuring, impairment, site closures, and related costs	68.4	—	68.4	100%
Transaction- related costs	5.2	—	5.2	100%
Impairment of note receivable and other amounts due from affiliate	—	18.2	(18.2)	(100)%
Total operating costs and expenses	621.3	559.3	62.0	11%
Loss from operations	(96.0)	(41.6)	(54.4)	131%
Interest expense, net	(129.3)	(127.8)	(1.5)	1%
Other expenses, net	(1.2)	(2.1)	0.9	(43)%
Change of fair value of warrant liabilities	(2.7)	—	(2.7)	100%
Loss from operations before income taxes	(229.2)	(171.5)	(57.7)	34%
Income tax benefit	36.9	22.7	14.2	63%
Net loss	$(192.3)	$(148.8)	$(43.5)	29%

Revenues

Revenues increased by $7.6 million, or 1%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase in revenue is attributable to an increase in recurring revenues as a result of increased bookings combined with lower churn.
Operating Costs and Expenses

Cost of Revenue, excluding Depreciation and Amortization
Cost of revenues, excluding depreciation and amortization were flat at $287.3 million for the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2020, the company lowered headcount and external contractors across the data centers resulting in a reduction of $5.5 million in payroll and services expenses. As part of the reduction, the Company incurred severance expenses of $1.1 million during the nine months ended September 30, 2020. During 2021, benefit expenses were lower by $1.3 million due to lower claims period over period. As a result of the exit from Moses Lake during 2021, rent expense was lower period over period by $2.8 million. Customer installations costs have decreased by $6.7 million driven by cost management efforts on implementations. In addition, the company recovered $4.3 million in relation to an aged settlement with a vendor. These savings have been offset by increase in utilities expense of $14.7 million and increases to data center maintenance of $2.8 million period over period. The increase in utility expense during 2021 is mostly driven by $3.4 million in additional electric power expenses incurred related to Winter Storm Uri, which affected the grid in several markets, approximately $5.5 million related to rate increases, and approximately $2.5 million related to increases in consumption.

Selling , General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.7 million, or 2%, for the nine months ended September 30, 2021 compared to the same period in the prior year. This decrease in selling, general and administrative expenses was primarily attributable to the reversal of a $2.0 million litigation contingency as a result of a favorable settlement and a decrease in professional consulting fees of $2.1 million. The costs were offset by an increase to payroll related expenses of $3.6 million due to salary rate increases.
Depreciation and Amortization
Depreciation and amortization increased by $8.2 million, or 5%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily attributable to higher leasehold improvement amortization from additions during the period and $1.8 million of accelerated depreciation and amortization on Moses Lake assets in connection with the decision to cease use of the data center site as further described in Note 5 to our unaudited condensed consolidated financial statements, and higher capital lease asset amortization from new capital leases entered in 2020.

Restructuring, impairment, site closures and related costs

Restructuring, impairment, site closures and related costs were $68.4 million for the nine months ended September 30, 2021 (no such costs were incurred in the same period of the prior year). These charges are related to the Moses Lake data center facility and Addison office space closures.

Transaction- related costs

Transaction - related costs were $5.2 million for the nine months ended September 30, 2021 (no such costs incurred in the same period of the prior year).

Impairment on Notes Receivable from Affiliate and Other Amounts Due from Affiliate
During the nine months ended September 30, 2020, we advanced an additional $14.9 million under the Promissory Notes to Appgate and recorded provision for loan losses in the same amount based on the same factors discussed above. Accordingly, as of September 30, 2020, the Company had a receivable related to the Promissory Notes of $148.2 million with a full allowance of $148.2 million. In addition, during the nine months ended September 30, 2020, we had other amounts receivable from Appgate for $3.3 million with a full reserve because of the same factors discussed above for the Promissory Notes. These other amounts include charges under the Transition Services Agreement between Cyxtera Management Company and Appgate.
Interest Expense, Net
Interest expense, net increased $1.5 million, or 1%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase in interest expense was attributed to additional interest expense of $1.5 million driven by the capital lease additions for a site, the write-off of $5.2 million attributable to the extinguishment of the 2017 Second Lien Term Facility, which was offset by the decrease of interest expense of $4.9 million due to the repayment in full of the Second Lien Term Facility, and the paying down of the Revolving Facility and the 2021 Revolving Facility in July and August 2021 following the consummation of the Business Combination.

Other Expenses, Net
Other expenses, net decreased by $0.9 million, or 43% for the nine months ended September 30, 2021 compared to the same period in the prior year. The decrease in other expenses was driven by the improvement based one foreign currency exchange rates.

Change of Fair Value of Warrant Liabilities
For the nine months ended September 30, 2021, we recorded a loss of $2.7 million on our unaudited condensed statement of operations. The loss recorded in the fair value of the warrant liabilities is a result of the increase of fair value of the warrant liabilities from the Business Combination date through September 30, 2021.

Income Tax (Expense) Benefit
The income tax benefit for the nine months ended September 30, 2021 was $36.9 million, compared to $22.7 million for the same period in the prior year. The income tax benefit on the pre-tax loss for the nine months ended September 30, 2021 was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefits, which were partially offset by valuation allowances recorded on certain deferred tax assets in the U.S. and foreign jurisdictions, non-deductible equity compensation, nondeductible remeasurement of the warrant liabilities and the remeasurement of the Company’s net deferred tax assets in the U.K. due to a recently enacted tax rate. The income tax benefit on the pre-tax loss for the nine months ended September 30, 2020 was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefits, which were partially offset by valuation allowances recorded on certain deferred tax assets in the U.S. and foreign jurisdictions, non-deductible equity compensation, foreign withholding taxes, and the remeasurement of the Company’s net deferred tax assets in the U.K. due to an enacted tax rate change.

Liquidity and Capital Resources
As of September 30, 2021 and December 31, 2020, we had cash of $74.5 million and $120.7 million, respectively. Historically, customer collections are our primary source of cash. We believe that our existing cash and cash equivalents, the cash generated from operations, and the borrowing capacity under our revolving credit facility, will be sufficient to fund our operations for at least the next twelve months and the long-term foreseeable future. We intend to continue to make significant investments to support our business growth, which may include pursuing additional expansion opportunities. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The occurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. If current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, and we may be unable to secure additional financing, or any such additional financing may only be available to us on unfavorable terms, all of which could have a material adverse effect on our liquidity. Additionally, an inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Debt
As of September 30, 2021, we had $907.2 million and $950.5 million in capital lease obligations and long-term debt outstanding under our Senior Secured Credit Facilities, respectively. As of December 31, 2020, we had $933.1 million and $1,376.5 million in capital lease obligations and long- term debt outstanding under our Senior Secured Credit Facilities, respectively. Following the consummation of Business Combination, we repaid the entire balance owed under the Second Lien Term Facility of $310.0 million and amounts owed under the Revolving Facility and the 2021 Revolving Facility of $123.1 million. Since the consummation of the Business Combination we have borrowed $40.0 million from the Revolving Facility and the 2021 Revolving Facility all of which is currently outstanding.

Cash Flow

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$0.8	$85.4
Net cash used in investing activities	73.0	(73.4)
Net cash provided by financing activities	(125.2)	57.4

Operating Activities
Cash provided by our operations is generated by colocation service fees, which includes fees for the licensing of space, power and interconnection services.
During the nine months ended September 30, 2021 operating activities provided $0.8 million of net cash as compared to $85.4 million during the same period in the prior year. The decrease in net cash from operating activities during 2021 compared to 2020 was primarily due to the paying down of $37.5 million in accrued expenses and accounts payable during 2021, improved collections of $20.9 million experienced in 2020, and other changes in working capital. During the nine months ended September 30, 2021, we factored $91.5 million of receivables and received $90.1 million, net of fees of $1.4 million. On February 19, 2021, we repaid $22.7 million of fees owed under the Services Agreement described in Note 18 to our condensed consolidated financial statements, amounts that were related to the Structuring Fee, Service Provider Fee and other Sponsor related expenses.

Investing Activities

Our investing activities are primarily focused on capital expenditures due to expansion activities and overall modernization of our data centers.

During the nine months ended September 30, 2021, investing activities provided $73.0 million of net cash as compared to net cash used of $73.4 million during the same period in the prior year. The increase in net cash provided by investing activities during 2021 compared to 2020 was primarily due to the $117.1 million received from Appgate in February 2021 in settlement of the Promissory Notes and $44.1 million less cash used for purchase of property and equipment.

Financing Activities

Our cash flow from financing activities is centered around the use of our credit facilities and lease financings.
During the nine months ended September 30, 2021, financing activities used $(125.2) million of net cash as compared to net cash provided of $57.4 million for the same period in the prior year. The decrease in net cash from financing activities during 2021 compared to 2020 was primarily due to a $97.9 million capital redemption payment during the period where we redeemed, cancelled and retired 9,645,455 shares of the common stock, par value, $0.0001 per share, of Legacy Cyxtera held by SIS, in exchange for this payment by Legacy Cyxtera to SIS. In May 2021, the Company repaid $19.6 million of the outstanding balance under the Revolving Facility. Upon the consummation of the Business Combination in 2021, we received $436.0 million from the SVAC trust and cash, PIPE investors and Forward Purchasers, net of transaction cost, and used $433.0 million of such proceeds to repay in full the outstanding amounts of principal on the Second Lien Term Facility, Revolving Facility, and the 2021 Revolving Facility. In addition, during the nine months ended September 30, 2021, the Company paid down $6.8 million of principal of the First Lien Term Facility. Since the consummation of the Business Combination, we re-borrowed $40.0 million from the Revolving Facility and the 2021 Revolving Facility. Repayments of capital leases was also higher in the 2021 period by $22.8 million compared to the prior year period. The Company also obtained a capital contribution of $5.2 million from SIS to pay the Transaction Bonus to current and former employees.

Contractual Obligations and Commitments
We lease a majority of our data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of
September 30, 2021 (in millions):

	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt, excluding the Revolving Facility (1)	$2.2	$11.8	$46.4	$857.8	$—	$—	$918.2
Revolving Facility	—	2.7	37.3	—	—	—	40.0
Interest (2)	9.7	38.2	37.4	11.8	—	—	97.2
Capital leases and other financing obligations (3)	—	—	—	—	—	—	—
Operating leases (3)	14.9	59.7	58.4	56.3	43.3	312.4	545.0
Purchase obligations (4)	—	—	—	—	—	—	—
Asset retirement obligations (5)	—	—	—	—	—	—	—
	$26.8	$—	$179.5	$925.9	$43.3	$312.4	$—
(1)Represents aggregate maturities of long-term debt, excluding the Revolving Facility.
(2)Represents interest on our long-term debt included in (1) based on their approximate interest rates as of September 30, 2021, as well as the credit facility fee for the Revolving Facility.
(3)Represents lease payments under capital and operating lease arrangements, including renewal options that are certain to be exercised.
(4)Represents unaccrued purchase commitments related to IT licenses, utilities and colocation operations. These amounts do not represent our entire anticipated purchases in the future but represent only those items for which the Company was contractually committed as of September 30, 2021.
(5)Represents future accretion expense on asset retirement obligations.

Off-Balance-Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021.

Significant Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America, or “U.S. GAAP”. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Refer to our significant accounting policies as disclosed in Note 2 to our Consolidated Financial Statements for the year ended December 31, 2020 in the Registration Statement on Form S-1 registration statement for a complete description of our significant accounting policies.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. In connection with a restatement of SVAC’s 2020 financial statements, SVAC’s management re-evaluated the effectiveness of SVAC’s disclosure controls and procedures as of December 31, 2020, and identified a material weakness in its internal control over financial reporting related to the accounting for instruments that have an equity and liability component related to instruments issued in connection with its IPO in September 2020. Upon completion of the Business Combination transaction with SVAC on July 29, 2021, the related instruments became those of Cyxtera and are reflected in our financial statements. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the above mentioned material weakness, our disclosure controls and procedures were not effective as of September 30, 2021. Notwithstanding the material weaknesses noted above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Material Weakness

As described in SVAC’s Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “2020 Annual Report”), SVAC identified a material weakness in its internal control over financial reporting related to the accounting for instruments that have an equity and liability component related to instruments issued in connection with its IPO in September 2020. As a result of this material weakness, SVAC’s management concluded that its internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of SVAC’s derivative liabilities, change in fair value of derivative liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures as of December 31, 2020, the year ended December 31, 2020 and as of September 30, 2020 and for the three and nine months ended September 30, 2020. Such derivative liabilities were assumed by Cyxtera on July 29, 2021 in connection with our Business Combination with SVAC. As a result of the consummation of the Business Combination, Legacy Cyxtera Management replaced existing SVAC Management.

Changes in Internal Control Over Financial Reporting

Other than as described below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Status of Reported Material Weakness

Management continues to execute its plan to remediate the material weakness. We have begun to enhance our internal controls to identify and appropriately apply applicable accounting requirements to evaluate and understand the complex financial instruments that contain elements of liabilities and equity, which apply to our financial statements. Our remediation plans include providing our accounting personnel with enhanced access to accounting literature, research materials and documents specific to complex financial instruments that contain elements of liabilities and equity, increased communication among our accounting personnel regarding complex accounting applications for financial instruments and enhanced review control procedures for complex financial instruments with elements of liabilities and equity. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

The remediation steps outlined above are expected to strengthen the Company’s internal control over financial reporting. Management plans to test the ongoing operating effectiveness of all new and modified controls and will consider the material weakness remediated after the applicable controls operate effectively for a sufficient period.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

At the closing of the Business Combination, the Company consummated the PIPE Investment and issued 25,000,000 shares of Class A common stock to the PIPE Purchasers for aggregate consideration of $250 million, or $10 per share. Also at the closing, the Company issued 10,526,315 shares of Class A common stock to the Forward Purchasers for aggregate consideration of $100 million, or $9.50 per share. In connection with the Forward Purchase, the Company issued 1,853,813 Private Placement Warrants to the Forward Purchasers for no additional consideration. Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Forward Purchasers or their permitted transferees.

Additionally, at the closing of the Business Combination, 10,105,863 shares of SVAC’s Class B common stock held by the Sponsor automatically converted to shares of Class A common stock as of the closing for no additional consideration.

The Company issued the foregoing securities under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends were affixed to the certificates representing the securities (or reflected in restricted book entry with the Company’s transfer agent). The parties also had adequate access, through business or other relationships, to information about the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporation by Reference
		Form	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Mundo Merger Sub 1, Inc., Mundo Merger Sub 2, LLC, Cyxtera Technologies, Inc. and Mundo Holdings, Inc.	8-K	2.1	2/22/2021
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	8/4/2021
3.2	Amended and Restated By-Laws	8-K	3.2	8/4/2021
4.1	Specimen Class A Common Stock Certificate of Starboard Value Acquisition Corp.	S-1/A	4.2	8/28/2020
4.2	Specimen Warrant Certificate of Starboard Value Acquisition Corp.	S-1/A	4.1	8/28/2020
4.3	Warrant Agreement, dated September 9, 2020, by and between SVAC and Continental Stock Transfer & Trust Company, as warrant agent.	S-1/A	4.4	9/08/2020
4.4	Specimen Class A Common Stock Certificate of Cyxtera Technologies, Inc.	8-K	4.4	8/04/2021
10.1	Form of Indemnification Agreement. #	8-K	10.10	8/04/2021
10.2	2021 Incentive Award Plan. #	8-K	10.16	8/04/2021
10.3	Forms of award agreements under the Cyxtera Technologies, Inc. 2021 Omnibus Incentive Plan.#	S-8	99.2	10/01/2021
10.4	Form of Amended and Restated Registration Rights Agreement by and among certain stockholders.	8-K	10.17	8/04/2021
10.5	Stockholders Agreement, dated July 29, 2021, by and among Cyxtera Technologies, Inc., a Delaware corporation (f/k/a Starboard Value Acquisition Corp.), SIS Holdings LP, BCEC-Cyxtera Technologies Holdings (Guernsey) L.P., Medina Capital Fund II –SIS Holdco, L.P. and SVAC Sponsor LLC	8-K	10.20	8/04/2021
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer				X
32.1	Section 1350 Certification of the Chief Executive Officer**				X
32.2	Section 1350 Certification of the Chief Financial Officer**				X
101.DEF	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CYXTERA TECHNOLOGIES, INC.

Date: November 15, 2021

/s/ Carlos Sagasta
Carlos Sagasta
Chief Financial Officer
(Principal Financial Officer)