Form 10-K
period 2021-12-31
Cyxtera Technologies, Inc.
filed 2022-03-25
CIK 1794905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From         To
Commission file number 001-39496

Cyxtera Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3743013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2333 Ponce De Leon Boulevard Suite 900 Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)
(305) 537-9500
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CYXT	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of Starboard Value Acquisition Corp, our predecessor (“SVAC”), on June 30, 2021, based on the closing price of $10.00 per share of SVAC’s Class A common stock on June 30, 2021, was approximately $404,234,530.
As of March 23, 2022, there were approximately 178,566,352 shares of the registrant’s Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that make an investment in our shares of Class A common stock speculative or risky, any one of which could materially adversely affect our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete, and should be read together with the section titled “Risk Factors” in this Annual Report, as well as the other information in this Annual Report and the other filings that we make with the Securities and Exchange Commission (the “SEC”).

Risks Related to Our Business and Operations
•Our business depends upon the demand for data centers.
•Our products and services have a long sales cycle that may harm our revenues and operating results.
•A limited number of customers account for a substantial portion of our revenues.
•Any failure of our physical infrastructure, negative impact on our ability to provide our services or damage to customer infrastructure within our data centers could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.
•Our business could be harmed by increased power costs, prolonged power outages, power and fuel shortages or capacity constraints.
•Our international operations expose us to regulatory, currency, legal, tax and other risks.
•If we are unable to recruit or retain key executives and qualified personnel, our business could be harmed.
•We may not be able to compete successfully against current and future competitors.
•We have incurred substantial losses in the past and may incur additional losses in the future.
•We lease space in several locations under long-term non-cancellable lease agreements and the non-renewal or loss of such leases, or the continuing obligations under such leases in the event of a loss of customers or customer revenues, could have a material adverse effect on us.
•If we cannot continue to develop, acquire, market and provide new offerings or enhanced offerings that meet customer requirements and differentiate us from competitors, our operating results could suffer.
•Our customer contracts could subject us to significant liability.
•Our ability to provide data center space to existing or new customers could be constrained by our ability to provide sufficient electrical power.
•Our business may be adversely affected by epidemics, pandemics or other outbreaks, including the COVID-19 pandemic.

Risks Related to Data Security, Intellectual Property and Technology Industry Regulations
•We may not be able to adapt to changing technologies and customer requirements, and our data center infrastructure may become obsolete.
•We may be vulnerable to cybersecurity incidents, including physical and electronic breaches, which could disrupt our operations and have a material adverse effect on our financial performance and operating results.
•Government regulation may adversely affect our business.

Risks Related to Our Capital Needs and Capital Strategy
•Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
•An inability to access external sources of capital on favorable terms or at all could limit our ability to execute our business and growth strategies.
•We may incur goodwill and other intangible asset impairment charges, or impairment charges to our property, plant and equipment, which could result in a significant reduction to our earnings.

Risks Related to Environmental Laws and Climate Change Impacts
•Environmental regulations may impose new or unexpected costs on us.

•Our business may be adversely affected by climate change and responses to it.

Risks Related to Regulatory Compliance and Laws including Tax Laws
•The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
•Changes to applicable US or non-US tax laws and regulations and/or their interpretation may have an adverse effect on our business, financial condition and results of operations.
•Our net operating losses (“NOLs”) may not be available to offset future taxable income in the United States.

Risks Related to Our Class A Common Stock
•Future sales, or the perception of future sales, of our Class A common stock by us or our existing securityholders in the public market could cause the market price for our Class A common stock to decline.
•Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult and/or limit attempts by our stockholders to replace or remove our current management.
•We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
•Our certificate of incorporation and our bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which limits our stockholders’ ability to obtain a favorable judicial forum for disputes with us, our directors, officers or employees.
•The market price of our Class A common stock may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
•BCEC-SIS Holdings L.P, a Delaware limited partnership (the “BC Stockholder”) and Medina Capital Fund II - SIS Holdco, L.P., a Delaware limited partnership (“Medina Capital” or the “Medina Stockholder”) own a substantial amount of equity interests in us, and have other substantial interests in us and agreements with us, and may have conflicts of interest with us or the other holders of our capital stock.
•We do not intend to pay dividends on our Class A common stock for the foreseeable future.

General Risk Factors
•We may be impacted by disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.
•Adverse global economic conditions and credit market uncertainty could adversely impact our business and financial condition.
•Inadequate or inaccurate external and internal information, including budget and planning data, could lead to inaccurate financial forecasts and inappropriate financial decisions.
•The level of insurance coverage that we purchase may prove to be inadequate.
•We may become subject to litigation, securities class action or threatened litigation which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

Cautionary Note Regarding Forward-Looking Statements

The words “Cyxtera”, “we”, “our”, “ours”, “us” and the “Company” refer to the consolidated operations of Cyxtera Technologies, Inc. (f/k/a Starboard Value Acquisition Corp.), a Delaware corporation, and its subsidiaries. All statements in this Annual Report on Form 10-K (this “Annual Report”) that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements include statements about Cyxtera’s plans, objectives, strategies, financial performance and outlook, trends, prospects or future events, and they involve known and unknown risks that are difficult to predict. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report. Cyxtera expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Cyxtera’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Item 1. Business.

History and Background

Cyxtera is a global data center leader in retail colocation and interconnection services. Cyxtera’s data center platform consists of 61 highly interconnected data centers across 28 markets on three continents. Cyxtera provides an innovative suite of deeply connected and intelligently automated infrastructure and interconnection solutions to more than 2,300 enterprises, service providers and government agencies around the world.

Cyxtera was incorporated in Delaware as Starboard Value Acquisition Corp. (“SVAC”) on November 14, 2019. On July 29, 2021 (the “Closing Date”), SVAC consummated the business combination pursuant to the Agreement and Plan of Merger, dated February 21, 2021 (the “Merger Agreement”), by and among SVAC, Cyxtera Technologies, Inc. (now known as Cyxtera Technologies, LLC), a Delaware corporation (“Legacy Cyxtera”), Mundo Merger Sub 1, Inc., a Delaware Corporation and wholly owned subsidiary of SVAC (“Merger Sub 1”), Cyxtera Holdings, LLC (formerly known as Mundo Merger Sub 2, LLC), a Delaware limited liability company and wholly owned subsidiary of SVAC (“Merger Sub 2” and, together with Mundo Merger Sub 1, the “Merger Subs”), and Mundo Holdings, Inc. (“NewCo”), a Delaware corporation and wholly owned subsidiary of SIS Holdings LP, a Delaware limited partnership and the sole stockholder of Legacy Cyxtera (“SIS”). Pursuant to the Merger Agreement, Legacy Cyxtera was contributed to NewCo and then converted into a limited liability company and, thereafter, Merger Sub 1 was merged with and into NewCo, with NewCo surviving such merger as a wholly owned subsidiary of SVAC and immediately following such merger and as part of the same overall transaction NewCo was merged with and into Merger Sub 2, with Merger Sub 2 surviving such merger as a wholly owned subsidiary of SVAC (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Business Combination, SVAC changed its name to Cyxtera Technologies, Inc.

Business Overview

We are a global data center leader in retail colocation and interconnection services. We provide an innovative suite of deeply connected and intelligently automated infrastructure and interconnection solutions to more than 2,300 leading enterprises, service providers and government agencies around the world – enabling them to scale faster, meet rising consumer expectations and gain a competitive edge.

We believe that our data center platform sets us apart from our competitors in the data center industry in the following ways:

•Global Footprint: Over 61 facilities in 28 markets, including 10 of the 10 most attractive global markets.

•Breadth of Offering: Complete suite of colocation, connectivity and bare metal solutions.

•World-Class Platform: High-quality assets with dense connectivity and a strong customer ecosystem.

•Market Leadership: Recognized as a leader by customers and industry thought leaders.

•Continuous Innovation: Proven track record of developing innovative products and services.

We focus exclusively on carrier-neutral retail colocation, interconnection and related services, an area we believe represents the sweet spot within the broader data center industry.

We have a large global footprint, which includes key markets in North America, Europe and Asia. This scale and geographic reach enable us to deliver solutions to enterprises, service providers and government agencies in the locations where they want to be – near population centers, customers, employees and service providers – and to support their growth with deployments in multiple data centers across several markets. Our 245 MW of total power capacity and 40.7 MW of available expansion capacity is balanced across our platform, positioning us to meet the expanding requirements of our strong customer base.

Our scale and density of our interconnection platform strengthens our customer value proposition. Our interconnection platform includes more than 240 individual network service providers, with an average of 23 per site; low latency connectivity to major public cloud zones from virtually all of our data centers; and approximately 40,000 cross-connects. Our interconnection solutions are the backbone of a global platform of data centers that operate as an ecosystem where our customers can easily connect to other enterprises and business partners, including a wide range of network service providers, public cloud service providers and “as a Service” providers. Utilizing innovative, software-defined and API-driven solutions, we make all of these products easier to consume, allowing customers to deploy, access and manage their IT infrastructure solutions with the click of a button.

We believe we have a stable and predictable business model, with more than 90% of our revenue being recurring revenue, fixed term customer contracts (typically three years), long-tenured customer relationships and network effects that drive customer stickiness.

Our Platform and Competitive Strengths

We believe that our differentiated platform positions us well to compete effectively against other data center providers and capitalize on the secular tailwinds driving rapid industry growth.

Strategic and Centrally Located Data Centers – Our data centers are strategically located in large metropolitan markets globally, which are in close proximity to major business and financial hubs, core clusters of connectivity and a wide range of data center customers, including a diverse collection of global enterprises and leading hyperscale cloud providers. This scale and geographic reach enable us to meet our customers where they want to be and support their growth with deployments in multiple data centers across multiple markets. Furthermore, we believe that the scale and distribution of our data center footprint position us for continued growth and create sustainable barriers to market entry for new entrants and smaller regional players.

High-Quality, Reliable and Secure Facilities – Our portfolio consists of high-quality Tier III data center facilities. A Tier III data center is concurrently maintainable with redundant components as a key differentiator, with redundant distribution paths to serve the critical environment. Tier III data centers provide continuous operations, as their redundant infrastructure allows for equipment maintenance or replacement to be completed without shutting down the facility. Our preventative maintenance program ensures all electrical and mechanical infrastructure is maintained to meet or exceed industry standards. This ensures customers receive the highest levels of availability and has led to 99.999% availability over the last three years.

Attractive and Diversified Customer Base – We have a diversified customer base of over 2,300 customers, consisting primarily of large enterprises and government entities. A majority of our customer base consists of cloud, information technology and network service providers, creating a symbiotic ecosystem with the corporate customers that account for the remainder of our revenue. Only Lumen accounts for more than 5% of our annual revenues (approximately 11% in 2021) and our top 20 customers, other than Lumen, account for approximately 25% of total revenues on a combined basis. Our customers have a long tenure with us, with an average tenure of over 14 years for our top 20 customers (excluding Lumen). The following companies represent some of our customers:

Highly Connected Ecosystem – Our carrier-neutral colocation and interconnection platform consists of approximately 40,000 physical and virtual cross-connects, more than 240 network service providers, more than 1,400 networks and low latency connectivity to major public cloud zones from virtually all of our data centers. We believe that the density of our interconnection platform strengthens our ecosystem, and attracts enterprises, media and content providers, service providers and other groups wanting to access these diverse networks and other enterprises in a single location versus connecting these parties in multiple locations. As of December 31, 2021, our interconnection revenue represented approximately 11% of total revenue.

A Differentiated Platform and Innovative Products – We have a history of, and will continue to invest significantly in, delivering innovative products that make it easier for our customers to consume our data center and related offerings “as a Service”. Our differentiated platform is based on five principles:

•Focus on Innovation – We have developed our Cyxtera Digital Exchange and Enterprise Bare Metal product offerings from the ground up using in-house resources. We maintain a technical research and software development team focused on bringing new innovations to market. We believe this is a competitive advantage that sets us apart from our competitors who have acquired, or do not offer, similar technologies, positioning us to be a leader in using technology to transform the data center and interconnection experience for our customers. Customers want data center providers that can evolve and provide innovative products and services as technology advances, and we believe we have demonstrated this capability.

•Programmability – The Cyxtera Digital Exchange has used an “API-first” approach to offer maximum flexibility, cross-platform versatility and custom solutioning. In addition, by considering API development early on, we built with future functionality in mind, laying the groundwork for an extensible platform.

•“Cloud-Like” Agility – Built on a software-programmable and massively scalable network fabric, our digital exchange offers on-demand provisioning and customization of each element of the traditional data center — including storage, compute, networking, and management — making the data center easier to consume. By providing our customers with the financial and operational flexibility of the cloud alongside the performance and security of enterprise-grade infrastructure, we believe we deliver a solution that maximizes their ability to compete in today’s digital economy.

•Intelligent Automation as a Core Competency – We are passionate about baking automation into every aspect of our business including, for example, by using IoT sensors to share real-time temperature and humidity data and providing customers with tools for automating recurring tasks. Our remote management capabilities deliver an intuitive user experience that brings customers closer to the data center than ever before.

•Seasoned Management Team with Proven Track Record – Our senior management team represents a strong balance of significant experience within the data center industry and related technology and telecommunications industries. This includes the experience of our Chair, who founded and, together with our Chief Executive Officer, Chief Operating Officer and other key members of our senior management team, built and successfully ran Terremark Worldwide, Inc. until its sale to Verizon Communications, Inc. in 2011.

Our Growth Strategies

Our objective is to continue growing our position as a leading provider of data center services globally. The key elements of our strategy include:

Increase utilization of in-place data center capacity

As of December 31, 2021, we had a utilization rate of approximately 71% based on square feet of sellable data center capacity (up from 67% as of December 31, 2020). We believe we can leverage our regional sales and partnership strategy to drive capital efficient growth and increase utilization rates of our existing capacity to an industry norm in excess of 80% over time, generating significant revenue growth with high flow-through due to the high operating leverage in our business model.

Drive interconnection penetration and density

We provide more than 2,300 customers with access to over 1,400 networks and facilitate approximately 40,000 cross connects. As data creation and network traffic continue to increase, the powerful network effects present within our ecosystems will result in increased demand for interconnection amongst enterprises and service providers across our global platform. This sticky, recurring revenue and our high contribution margin (95%+) underpin our attractive business model and drive outsized returns on investments. We expect interconnection revenue to grow to 15% of revenue by 2025.

Expand within our existing data center footprint

We have identified several attractive expansion options within existing markets across our footprint. We are currently expanding in our Chicago and Silicon Valley markets and have the ability to further expand in those markets and in London. These expansions, totaling approximately 18 MW of additional sellable power capacity in aggregate, can be executed in a capital efficient manner by expanding existing facilities and leveraging in-market staffing to manage their day-to-day operations. Any such expansion would be success-based, leveraging confirmed customer demand, and would generate substantial high-margin revenue due to the high operating leverage and flow through in our business model.

Enter new markets

Our enterprise customers increasingly prefer to purchase data center services from a small group of partners who can meet their IT requirements on a multi-regional or global scale, and with the efficiency of a single contract structure for their global purchases. We currently operate data centers across all key markets in North America and in key markets in Europe and Asia. We will look to opportunistically expand into new, high-growth markets across Europe, Asia Pacific and Latin America to further build out our global platform.

Grow new and existing elements of our innovative product/service portfolio

Since our launch, we have focused on innovative technologies that are intended to improve the customer experience by making it easier for customers to consume our data center services, connect with other customers and service providers and empower their autom0ation initiatives. These innovative technologies include our Enterprise Bare Metal and Digital Exchange (software-defined networking) solutions, among others. We have seen rapid adoption of these offerings by our customers as their requirements continue to evolve.

Strategic M&A and Asset Ownership

We believe we have an opportunity to drive significant incremental growth and value creation through various inorganic growth initiatives, including strategic M&A and increasing our asset ownership. We believe the data center industry remains fragmented and is ripe for further consolidation. We believe that we are well-positioned to be a successful consolidator because of the global scale of our platform, the software systems implemented following the carve-out (which were selected with growth in mind), and the acquisition and integration experience of our team. In addition, we would opportunistically seek to drive additional value creation by acquiring leased assets to increase our ownership base.

Our Product Portfolio

We provide a variety of data center products and services that are specifically designed to address the needs of enterprises, service providers and government agencies. The following are our primary service and product offerings:

Colocation: We provide retail colocation services in 61 high-quality, highly connected data centers in 28 markets across the world. Our colocation services provide customers space and power in our reliable, redundant and secure data centers to host their critical applications and workloads in an integrated ecosystem. Colocation space and power services are offered under fixed duration contracts (typically three years) and billed on a monthly basis generating monthly recurring revenue.

Interconnection: Our carrier- and cloud-neutral, densely connected global data center footprint and thriving partner ecosystem deliver the local, global and cloud connectivity options customers need for today’s distributed hybrid IT. We offer traditional physical cross connects as well as virtual cross connects that can be provisioned on-demand through the Cyxtera Digital Exchange. These offerings provide customers the ability to establish fast, convenient, affordable and highly reliable connections to their preferred network service providers, low latency public cloud on-ramps and a wide range of technology and network service providers and business partners. Interconnection services are offered on month-to-month contract terms and generate monthly recurring revenue.

Bare Metal: Cyxtera Enterprise Bare Metal is an on-demand IT infrastructure solution that allows customers to consume our data center services in a cloud-like fashion by enabling customers to purchase compute solutions “as a Service”. Our fully automated provisioning platform enables customers to seamlessly connect to partner services, including single-tenant, private bare metal servers from NVIDIA, Nutanix, Fujitsu and HPE. Enterprise Bare Metal offers the best of all worlds – rapid access to high-performance compute power to solve for even the most bandwidth-intensive AI and ML workloads, the ability to rapidly scale up and down in accordance with business requirements and the financial benefits associated with having a predictable monthly operating expense rather than a large, upfront capital purchase. Enterprise Bare Metal services are offered under fixed duration contracts and billed on a monthly basis generating monthly recurring revenue.

Cyxtera SmartCabs: In late 2021, Cyxtera launched SmartCabs. SmartCabs are on-demand, dedicated colocation cabinets, complete with built-in power and integrated, configurable, core network fabric. SmartCabs allows customers to instantly deploy and dynamically configure their end-to-end colocation infrastructure in a cloud-like, on-demand model with direct access to a robust ecosystem of technology and service providers available across Cyxtera’s global platform. Integrated with Cyxtera’s massively scalable and highly secure network fabric and offering access to network connectivity from Cyxtera’s on-demand Layer 3 bandwidth solution, IP Connect,

SmartCabs enable customers to achieve rapid connectivity in an as-a-service model without requiring them to bring in additional network hardware or incur further capital expenditures to get started. Cyxtera expects SmartCabs to be available in 10 markets by the end of this year.

Deployment Services: We offer a variety of value-added services to help customers streamline data center deployment and reduce time-to-solution. These services are provided by our team of industry-recognized personnel and include custom data center installation and set-up, access to secure cages and cabinets, integrated structured cabling solutions including cage design, rack layout and rack elevation and the ability to deliver a turnkey environment. Deployment services are one-time in nature and generally billed at the time of completion or delivery.

Gold Support: Through our gold support services, our infrastructure professionals are available 24 hours a day, 7 days a week to assist customers with routine management of their environments such as server reboots, telecommunications support, equipment racking and stacking, operating system loading and magnetic tape backups of critical data. Gold support services can be consumed on an ad hoc basis or in pre-paid blocks, in each case generating non-recurring revenue. Customers can also elect to purchase recurring monthly blocks of gold support hours, generating monthly recurring revenue.

Competition

We compete with numerous providers of data center and interconnection services. Many of these companies own or operate data centers similar to ours in the same markets in which our data centers are located. Certain of our data center competitors include Digital Realty Trust, Inc., Equinix, Inc. and Switch, Inc. as well as several privately held data center services providers. We believe that we are differentiated from most competitors in the retail data center industry because we offer a true platform with the large scale and geographic reach of our data center portfolio, density of our interconnection platform – which creates an ecosystem where our customers can easily connect to other enterprises and business partners – and innovative, software-defined technologies that increase the value proposition for customers by making it easier for them to address their hybrid IT infrastructure needs. See “Risk Factors—Risks Related to Our Business and Operations—We may not be able to compete successfully against current and future competitors.”

Customers

Our customers include network service providers, cloud and IT services providers, digital media and content providers, financial services companies and global enterprise ecosystem in various industries. We have more than 2,300 customers, and Lumen accounted for 11% of the total revenues as of December 31, 2021. We provide each customer access to a choice of highly customized solutions based on their scale, colocation and interconnection needs.

Intellectual Property

We rely on trademarks, domain names, patents, copyrights, trade secrets, contractual provisions and restrictions on access and use to establish and protect our proprietary rights. These include: trademark registrations and applications for “Cyxtera” and the Cyxtera logo; pending patent applications covering various technologies related to our Cyxtera Digital Exchange offering; and various domain name registrations, including for “cyxtera.com.”

Human Capital

As of December 31, 2021, we had 745 employees worldwide, with 659 based in the United States and Canada, 60 based in Europe, and 26 based in Asia-Pacific. Of those employees, 379 were in engineering and operations, 147 were in sales and marketing, and 219 were in management, finance and administration. In addition, of the 745 employees, 744 were full-time employees.

Commitment to Diversity

We have made a commitment to diversity and inclusion in the workplace, one where everyone has the opportunity to fully participate and is valued for their distinctive skills, experiences and perspectives. We make all recruiting, payment, performance and promotion decisions based on merit, without discrimination on the basis of gender, sexual orientation, age, family status, ethnic origin, nationality, disability or religious belief.

Employee Development and Recognition

We have invested in resources and opportunities to allow our team members to develop and enhance their skills, including through Cyxtera University, our on-demand learning channel that allows employees to access homegrown and third-party learning tools and content. We seek to proactively recognize employees who are performing at a high level, including through quarterly “Spotlight Awards” that provide for cash bonuses and recognition on our quarterly all-employee town hall meetings.

In early 2022, we launched the Cyxtera Leadership Development Program, a strategic initiative designed to identify and develop the next generation of our company leadership. Participants, who range from Vice Presidents to individual contributors, were selected based on their current outstanding performance, overall skill set and leadership potential. The goal of the program is to work with each selected employee to assess their current leadership skills and identify areas of focus and improvement to enable and empower their future career path.

Employee Health and Safety

We are dedicated to ensuring the health and safety of our team members, customers, partners and suppliers. To that end, our dedicated global health and safety function ensures that employees are trained on best practices to create a safe and healthy workplace for all. Throughout the COVID-19 pandemic, we implemented a number of additional precautionary measures as necessary or advisable to protect the health and safety of our employees, customers, partners and suppliers all while providing a consistent level of service to our customers. In addition, we shifted to a “work from home” policy for all personnel other than data center operations personnel, providing all employees with annual and monthly stipends to support their work from home requirements.

Employee Engagement and Satisfaction

We conduct periodic employee surveys as a means to receive feedback from our team members and improve employee engagement and satisfaction. We intend to conduct such surveys on at least an annual basis.

Sustainability

We are committed to protecting, connecting and powering a more sustainable digital world and to greening our customers’ supply chains. Through our sustainability efforts, Cyxtera strives to protect our planet and climate, unleash our people’s potential to be a force for good and lead with purpose and integrity in everything we do. Our definition of business growth and success includes steadfastly adhering to best-in-class environmental, social and governance (“ESG”) practices.

Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses and could affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See “Risk Factors

—Risks Related to Environmental Laws and Climate Change Impacts—Environmental regulations may impose new or unexpected costs on us.”

Insurance

We carry comprehensive general liability, property, earthquake, flood and business interruption insurance covering all of the properties in our portfolio. We also carry coverage for technology professional liability and cybersecurity. We have selected policy specifications and insured limits that we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. In the opinion of our management, we maintain adequate insurance with limits and coverages we believe to be commercially reasonable. We do not carry insurance for generally uninsured losses such as loss from riots and war, because such coverage is not available or is not available at commercially reasonable rates. In addition, although we carry earthquake and flood insurance on our properties in an amount and with deductibles that we believe are commercially reasonable, such policies are subject to limitations in certain flood and seismically active zones. Certain of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors—Risks Related to Our Business and Operations—The level of insurance coverage that we purchases may prove to be inadequate.”

Available Information

Our Website and Availability of SEC Reports and Other Information

The Company maintains a website at the following address: https://www.cyxtera.com. The information on the Company’s website is not incorporated by reference in this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

We make available on or through our website certain reports and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.

Investors and others should note that Cyxtera routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Cyxtera investor relations website. We also intend to use certain social media channels as a means of disclosing information about us and our business to our colleagues, customers, investors and the public (Twitter - @cyxtera (https://twitter.com/cyxtera), Facebook – Cyxtera Technologies (https://www.facebook.com/cyxtera), and LinkedIn – Cyxtera Technologies (https://www.linkedin.com/company/cyxtera)). The information posted on social media channels is not incorporated by reference in this Annual Report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the Cyxtera investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media and others interested in Cyxtera to review the information that it shares on the Company’s investor relations website at www.ir.cyxtera.com, and regularly follow our social media accounts.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, together with all of the other information included in this Annual Report and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing and could adversely affect the trading price of our securities. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. This Annual Report also contains forward-

looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report.

Risks Related to Our Business and Operations

Our business depends upon the demand for data centers.

We are in the business of owning, leasing and operating data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on our business and financial condition than if we had less specialized use. We are susceptible to general economic slowdowns as well as adverse developments in the data center, internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology could also reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a reduction in our revenues and/or put pressure on our pricing. If we lose a customer, we may not be able to replace that customer at a competitive rate or at all. Mergers or consolidations could reduce further the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Our products and services have a long sales cycle that may harm our revenues and operating results.

A customer’s decision to license space in a Cyxtera data center and to purchase additional services typically involves a significant commitment of resources. As a result, we have a long sales cycle for our products and services. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that ultimately does not result in revenue.

Macroeconomic conditions, including economic and market downturns, may further impact this long sales cycle by making it extremely difficult for customers to accurately forecast and plan future business activities. This could cause customers to slow spending or delay decision-making on our products and services, which would delay and lengthen our sales cycle.

Delays due to the length of our sales cycle may materially and adversely affect our revenues and operating results, which could harm our ability to meet our financial forecasts for a given quarter and cause volatility in our stock price.

We have significant customer concentration, with a limited number of customers accounting for a substantial portion of our revenues. Failure to attract, grow and retain a diverse and balanced customer base could harm our business and operating results.

For the year ended December 31, 2021, Lumen, our largest customer, accounted for 11% of revenue. As of December 31, 2021, our top 20 and top 50 largest customers (in each case, including Lumen) accounted for 42% and 55% of recurring revenue, respectively. While our customer contracts generally include committed terms of three years with early termination charges for termination prior to the end of such committed term, there are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers could also potentially pressure us to reduce the prices we charge, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest customers terminates its relationship with us or materially reduces the services it acquires from us, such termination or reduction could negatively affect our revenues and results of operations.

Our ability to attract, grow and retain a diverse and balanced customer base, consisting of enterprises, cloud service providers and network service providers, may affect our ability to maximize our revenues. Dense and desirable customer concentrations within a facility enable us to better generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our data centers depends on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. If we are unable to develop, provide or effectively execute any of these factors, we may fail to develop, grow and retain a diverse and balanced customer base, which would adversely affect our business, financial condition and results of operations.

The successful operation of our business is highly dependent on third parties and any failure of our physical infrastructure, negative impact on our ability to provide our services or damage to customer infrastructure within our data centers, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable solutions. We must safehouse our customers’ infrastructure and equipment located in our data centers and ensure that our data centers and offices remain operational at all times. While we own two of our data centers, we lease the remainder of our data centers and rely on our landlords for basic maintenance of our leased data centers. If a landlord fails to properly and adequately maintain such data center, we may be forced to exit that data center earlier than we would have otherwise, which could be disruptive to our business.

Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or significant infrastructure or equipment damage. These could result from numerous factors, including:

•human error;

•maintenance lapses and/or failures;

•equipment failure;

•availability of parts and materials needed to appropriately maintain our infrastructure;

•cybersecurity incidents, including physical and electronic breaches;

•fire, earthquake, hurricane, flood, tornado and other nature disasters;

•extreme temperatures;

•water damage;

•fiber cuts;

•power loss, water loss and or loss of other local utilities;

•terrorist acts;

•sabotage and vandalism;

•civil disorder; and

•global pandemics or health emergencies, such as COVID-19.

We have service-level commitment obligations to our customers. As a result, service interruptions or significant equipment damage in our data centers could result in difficulty maintaining service-level commitments to these customers and potential claims related to such failures. Because our data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our data centers could also result in lost profits or other indirect or consequential damages to our customers. There can be no assurance that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as a result of a problem at a Cyxtera data center. Furthermore, we may decide to reach settlements with affected customers irrespective of any such contractual limitations. Any such settlement may result in a reduction of revenue under generally accepted accounting principles in the United States of America (“US GAAP”). In addition, any loss of service, equipment damage or inability to meet our service-level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

Furthermore, we are dependent upon major internet service providers, telecommunications carriers and other website operators in North America, Europe and Asia, some of which have experienced significant system failures and electrical outages in the past. Our customers may in the future experience difficulties due to system failures unrelated to our systems and offerings. If, for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially and adversely impacted.

Our business could be harmed by increased power prices, prolonged power outages, power and fuel shortages or capacity constraints.

Our data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Unplanned power outages, including, but not limited to, those relating to large storms, earthquakes, fires, tsunamis, cyberattacks and planned power outages by public utilities could harm our customers and our business. Some of our data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.

In each of our markets, we rely on third parties to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are increasing per unit of equipment. As a result, some customers are consuming an increasing amount of power for the same amount of infrastructure. We generally do not control the amount of power our customers draw from their installed circuits, which can result in growth in the aggregate power consumption of our facilities beyond our original planning and expectations. This means that limitations on the capacity of our electrical delivery systems and equipment could limit customer utilization of our data centers. These limitations could have a negative impact on the effective available capacity of a given data center and limit our ability to grow our business, which could have a negative impact on our financial performance, operating results and cash flows. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.

Various macroeconomic factors are contributing to instability in the price of electric power, including geopolitical events, the COVID-19 pandemic, severe weather events (such as Winter Storm Uri, which affected the grid in several markets driving a significant increase in pricing for the affected time periods), governmental regulations and inflation. The price for power in many of the areas in which we operate has seen significant increases in recent months, and it is unclear when the markets will stabilize. The current military conflict between Russia and Ukraine, and the resulting sanctions and boycotts of Russian businesses, including energy producers, have resulted in significant increases in energy prices and volatility in global energy prices. We cannot be certain how long the conflict will continue or how long such increases and volatility in energy prices will persist. We expect the cost for energy to continue to be volatile and unpredictable and subject to inflationary pressures. While we have aimed to minimize our risk exposure related to increasing power prices through fixed rate contracts and other efficiencies and believe we have made appropriate estimates for these costs in our forecasting, the unpredictable energy market at this time could materially affect our financial forecasting, results of operations and financial condition.

Our international operations expose us to regulatory, currency, legal, tax and other risks distinct from those we face in the United States.

Although our operations are primarily based in the United States, we also have a presence outside of the United States, in Europe and Asia. Foreign operations involve risks that are in addition to those risks generally associated with investments in the United States, including:

•our limited knowledge of and relationships with customers, contractors, suppliers or other parties in these markets;

•protectionist laws and business practices favoring local competition;

•political and economic instability;

•wars, such as the current military conflict between Russia and Ukraine;

•complexity and costs associated with managing international operations;

•difficulty in hiring qualified management, sales and other personnel and service providers in these markets;

•differing employment practices and labor issues;

•compliance with evolving governmental regulation with which we have limited experience;

•compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the US Department of Treasury;

•compliance with data privacy and cybersecurity laws, rules and regulations applicable to our business;

•our ability to obtain, transfer or maintain licenses required by governmental entities with respect to our business;

•unexpected changes in regulatory, tax and political environments;

•exposure to increased taxation, confiscation or expropriation and the risk of forced nationalization;

•fluctuations in currency exchange rates;

•currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;

•difficulty in enforcing agreements in non-US jurisdictions, including in the event of a default by one or more of our customers, suppliers or contractors;

•compliance with anti-bribery, corruption and export control laws;

•difficulties in managing across cultures and in foreign languages; and

•global pandemics or health emergencies, such as COVID-19.

Geopolitical events, such as the current military conflict between Russia and Ukraine, the ongoing COVID-19 pandemic, Brexit and trade wars may increase the likelihood of the risks above to occur and could have a negative effect on our business in the affected regions. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in Europe and Asia and could adversely affect our financial condition and results of operations. In addition, compliance with international and US laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation (“GDPR”) and other data privacy laws and requirements, cybersecurity laws, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, US laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials such as the UK Bribery Act and the Singapore Prevention of Corruption Act. We have several customers in China named in restrictive executive orders. If we are required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. Violations of any of these domestic or international laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to make our offerings available in one or more countries and could also materially damage our reputation, brand, ability to attract and retain employees, business and results of operations.

Our inability to overcome these risks could adversely affect our foreign operations and growth prospects and could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to recruit or retain key executives and qualified personnel, our business could be harmed.

Our business is substantially dependent on the performance of senior management and key personnel. We must also continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. The failure to recruit and retain necessary key executives and personnel could cause disruption, harm our business and hamper our ability to grow the company.

We may not be able to compete successfully against current and future competitors.

The global multi-tenant data center market is highly fragmented. We compete with a significant number of firms which vary in terms of their data center offerings. We must continue to evolve our product strategy and be able to differentiate our data centers and product offerings from those of our competitors.

Our competitors may adopt aggressive pricing policies. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues. Some of our competitors may also provide customers with additional benefits, including bundled communication services or cloud services, and may do so in a manner that is more attractive to potential customers than obtaining space in our data centers. Similarly, with growing acceptance of cloud-based technologies, we are at risk of losing customers that may decide to fully leverage cloud infrastructure offerings instead of managing their own. Competitors could also operate more successfully or form alliances to acquire significant market share.

Failure to compete successfully may materially adversely affect our financial condition, cash flows and results of operations.

Our operating results may fluctuate.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our Class A common stock to be volatile. We may experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including, but not limited to:

•fluctuations of foreign currencies in the markets in which we operate that may impact the value of our foreign revenue and profitability;

•demand for space, power and solutions at our data centers;

•changes in general economic conditions, such as an economic downturn, or specific market conditions in the internet and data communications and broader technology industries, all of which may have an impact on our customer base;

•the duration of the sales cycle for our offerings;

•additions and changes in product offerings and our ability to ramp up and integrate new products;

•the financial condition and credit risk of our customers;

•the provision of customer discounts and credits;

•the mix of current and proposed products and offerings and the gross margins associated with our products and offerings;

•the timing required for future data centers to open or become fully utilized;

•competition in the markets in which we operate;

•conditions related to international operations;

•increasing repair and maintenance expenses in connection with aging data centers;

•changes in rent expense and shared operating costs in connection with our leases, which are commonly referred to as common area maintenance expenses, as we amend, extend or renew our data center leases in the future;

•the timing and magnitude of other operating expenses;

•the cost and availability of adequate public utilities, including electricity;

•implementation of our employee stock-based compensation practices as a newly public company and changes in employee stock-based compensation;

•overall inflation;

•increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•changes in tax planning strategies or failure to realize anticipated benefits from such strategies; and

•changes in income tax benefit or expense.

Any of the foregoing factors, or other factors discussed elsewhere in this Annual Report, could have a material adverse effect on our business, results of operations and financial condition. In addition, a relatively large portion of our expenses are fixed in the short term, particularly with respect to lease and personnel expenses, depreciation and amortization and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors.

We have incurred substantial losses in the past and may incur additional losses in the future.

We had a net loss of $257.9 million for the year ended December 31, 2021, and had an accumulated deficit of $1,221.4 million as of December 31, 2021. We have never been profitable and do not expect to generate positive net income until at least 2025. However, our ability to achieve profitability is dependent upon many factors, including several that may be difficult to predict and/or control, such as continued bookings growth, stable customer churn, the ability to continue to apply contractual price escalators under our customer contracts, stability in energy pricing, management of personnel costs and stability in interest rates. We cannot provide any assurances that we will become profitable within this timeframe or at all.

We lease space in several locations under long-term non-cancellable lease agreements and the non-renewal or loss of such leases, or the continuing obligations under such leases in the event of a loss of customers or customer revenues, could have a material adverse effect on us.

We lease the space that houses our data centers in all but two of our locations. Our data center leases are typically long-term, non-cancellable leases. As of December 31, 2021, our data center leases had an average remaining lease duration of approximately 19.5 years, assuming the exercise of all extension options exercisable by us in our discretion. As of December 31, 2021, four of our leased facilities had a lease term expiring in less than five years, and an additional four leased facilities had lease terms expiring in less than 10 years.

Our landlords could attempt to evict us for reasons beyond our control. If we are forced to vacate any leased data center space, we will incur significant costs due to the high costs of relocating the equipment in these facilities and installing the necessary infrastructure in a new data center property. We may also lose customers that chose their services based on the location of the relevant data center. In addition, we cannot provide any assurance that we will be able to renew our data center leases on or prior to their expiration dates on favorable terms or at all. Certain of our landlords may view us as a competitor, which may impact their willingness to extend these leases beyond their contracted expiration dates. If we are unable to renew our lease agreements, we could lose a significant number of customers who are unwilling to relocate their equipment to another one of our data center properties, which could have a material adverse effect on us. Even if we are able to renew our lease agreements, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenue from customers at these facilities to offset these potential higher costs could have a material adverse effect on us. Further, we may be unable to maintain good working relationships with our landlords, which would adversely affect our relationship with and potentially result in the loss of current customers. This would have a significant impact on our customer satisfaction and relationships and would greatly reduce our chances of not only retaining the revenue in question, but also any future business with those customers.

Our government customers, contracts and subcontracts may subject us to additional risks, including early termination, audits, investigations, sanctions and penalties, which could have a material adverse effect on us.

We derive revenue from contracts with state and local governments and subcontracts with government contractors that provide services to the US federal government and state and local governments. Some of these customers may be entitled to terminate all or part of their contracts at any time, without cause.

Recently, political pressure has increased for governments and their agencies, both domestically and internationally, to reduce spending. Some of our federal government subcontracts may directly or indirectly be subject to Congressional approval of appropriations to fund the expenditures under these contracts. Similarly, some of our state and local contracts and subcontracts are subject to government funding authorizations. To the extent that funding underlying any of these government contracts or subcontracts is reduced or eliminated, whether by failure to get Congressional approval or as a result of partial US government shutdowns, there is an increased risk of termination by the counterparties, which could have a material adverse effect on us.

Government contracts and subcontracts also are generally subject to government audits and investigations. To the extent we fail to comply with laws or regulations related to such contracts, any such audit or investigation of us could result in various civil and criminal penalties and administrative sanctions, including termination of such contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business, any of which could have a material adverse effect on us.

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.

We may make acquisitions in the future. Such acquisitions may include, without limitation, acquisitions of individual facilities in new geographic markets as well as acquisitions of individual facilities or larger platforms that would enhance our customer and service provider ecosystem. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of cash), incurring additional debt (which may increase interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute existing stockholders). We have a limited history of acquisitions, and there can be no assurance that we will be able to effectively and successfully complete acquisitions in the future. Acquisitions expose us to many potential risks, including risks relating to disruption of our business; diversion of management attention; our ability to properly identify and value suitable acquisition targets; our ability to identify and plan for all material risks and potential liabilities of any particular acquisition target; our ability to complete acquisitions for which we enter into a definitive acquisition agreement; litigation related to any potential acquisition; our ability to integrate the acquired business in a timely and efficient manner that does not disrupt the acquired business or our remaining business; and continuity of the acquired business and our key customer, landlord and/or supplier relationships. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows. If an acquisition does not proceed or is materially delayed for any reason, the price of our Class A common stock may be adversely impacted, and we may not recognize the anticipated benefits of the acquisition.

If we cannot continue to develop, acquire, market and provide new offerings or enhanced offerings that meet customer requirements and differentiate us from competitors, our operating results could suffer.

We must remain flexible and evolve along with new technologies and industry and market shifts. In order to adapt effectively, we must sometimes make long-term investments, develop, acquire or obtain certain intellectual property and commit significant resources before knowing whether there will be adequate customer demand for our new offerings. If we misjudge customer needs in the future, our new offerings may not succeed, and our revenues and earnings may be harmed. Additionally, any delay in the development, acquisition, marketing or launch of a new offering could result in customer dissatisfaction or attrition. Ineffective planning and execution in our product development strategies may cause difficulty in sustaining our competitive advantages. If we cannot continue adapting our products, or if our competitors can adapt their products more quickly, our business could be harmed.

The process of developing new offerings and enhancing existing offerings is complex. Our research and software development teams have positioned us to do well to develop innovative new offerings and enhance existing offerings to meet our customers’ evolving IT strategies. However, there can be no assurance that we will be able to develop such offerings or enhancements in a timely and cost-effective manner or at all. If we cannot develop such offerings or enhancements in house, we may have to acquire technologies from third parties if available, which may require significant expenditures and may require us to compete against other data center providers, some of whom are significantly larger and have greater financial and other resources, to acquire such technologies.

Our customer contracts could subject us to significant liability, which may adversely affect our business, results of operations and financial condition.

In the ordinary course of business, we enter into agreements with our customers pursuant to which we provide them with data center space, power and connectivity products. These contracts typically contain indemnification and liability provisions, in addition to service-level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors (if any) or from third-party claims. Customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise. Further, liabilities and standards for damages and enforcement actions, including the regulatory framework applicable to different types of losses, vary by jurisdiction, and we may be subject to greater liability for certain losses in certain jurisdictions. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.

Our ability to provide data center space to existing or new customers could be constrained by our ability to provide sufficient electrical power.

As current and future customers increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing data centers. Furthermore, at certain of our data centers, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our agreement with such customer. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations.

Our business may be adversely affected by epidemics, pandemics or other outbreaks, including the COVID-19 pandemic.

The effects of epidemics, pandemics or other outbreaks are uncertain and difficult to predict. While we did not experience significant disruptions from the COVID-19 pandemic, we have recently experienced minor delays in expansion projects due to supply chain issues resulting from COVID-19. If such delays worsen, or we experience additional significant delays, our financial condition, results of operations and cash flows may be harmed. We cannot predict the impact that the COVID-19 pandemic may have on our future financial condition, results of operations and cash flows due to numerous uncertainties. While many countries around the world are starting to lift or relax quarantine requirements, restrictions on travel and mass gatherings and mask mandates, there is no assurance that more strict measures will not be put in place again due to a resurgence in COVID-19 cases, including those involving new variants, which could be more contagious and deadly than prior strains, or due to any other future epidemics, pandemics or outbreaks caused by other novel viruses or bacteria. The impact of any new COVID-19 variants or the possibility of other epidemics, pandemics or outbreaks cannot be predicted at this time. Such impacts could depend on numerous factors, including the availability of vaccines, vaccination rates among the population, effectiveness of available vaccines, the response by governmental bodies and regulators, the severity of the disease caused by the variant or other virus or bacterium and the duration of any outbreak of disease due to such new variant or novel virus or bacterium. Such possible impacts could adversely impact our financial condition, business and results of operations.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

US and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops occurred. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, and to supply chain interruptions for micro-electronics and components required in the manufacture of equipment that we and/or our customers use in the provision or use of our services. A setback to the current state of relative peace and stability in the region could compromise existing semiconductor chip production and have downstream implications for our Company. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Risks Related to Data Security, Intellectual Property and Technology Industry Regulations

We may not be able to adapt to changing technologies and customer requirements, and our data center infrastructure may become obsolete.

The technology industry generally and specific industries in which certain of our customers operate are characterized by rapidly changing technology, customer requirements and industry standards. New systems to deliver power to or eliminate heat in data centers or the development of new server technology that do not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform could make our data center infrastructure obsolete. Our power and cooling systems are difficult and expensive to upgrade, and we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers which could adversely impact our business, financial condition and results of operations. In addition, the infrastructure that connects our data centers to the internet and other external networks may become insufficient, including with respect to latency, reliability and connectivity. We may not be able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would adversely impact our ability to sustain and grow our business.

Further, our inability to adapt to changing customer requirements may make our data centers obsolete or unmarketable to such customers. Some of our customers operate at significant scale across numerous data center facilities and have designed cloud and computing networks with redundancies and fail-over capabilities across these facilities, which enhances the resiliency of their networks and applications. As a result, these customers may realize cost benefits by locating their data center operations in facilities with less electrical or mechanical infrastructure redundancy than is found in our existing data center facilities. Additionally, some of our customers have begun to operate their data centers using a wider range of humidity levels and at temperatures that are higher than servers customarily have operated at in the past, all of which may result in energy cost savings for these customers. We may not be able to operate our existing data centers under these environmental conditions, particularly as our other customers may not be willing to operate under these conditions, and our data centers could be at a competitive disadvantage to facilities that satisfy such requirements. Because we may not be able to modify the redundancy levels or environmental systems of our existing data centers cost effectively, these or other changes our customer requirements could have a material adverse effect on our business, results of operations and financial condition.

Additionally, due to regulations that apply to our customers as well as industry standards that customers may deem desirable, such as ISO and SOC certifications, our customers may seek specific requirements from our data centers that we are unable to provide. If new or different regulations or standards are adopted or such extra requirements are demanded by our customers, we could lose some customers or be unable to attract new customers in certain industries, which could materially and adversely affect our operations.

We may be vulnerable to cybersecurity incidents, including physical and electronic breaches, which could disrupt our operations and have a material adverse effect on our financial performance and operating results.

We face risks associated with unauthorized access to our computer systems, denial of service, loss or destruction of data, computer viruses, malware or other malicious activities. A party who is able to compromise the security measures on our networks or the security of our infrastructure could, among other things, misappropriate our proprietary information and the personal information of our customers and employees, cause interruptions or malfunctions in our or our customers’ operations, cause delays or interruptions to our ability to meet customer needs, cause us to breach our legal, regulatory or contractual obligations, create an inability to access or rely upon critical business records or cause other disruptions to our operations. These incidents may result from human errors, equipment failure, or fraud or malice on the part of employees, third parties or malicious actors. As we increasingly market the security features in our data centers, we may be targeted by computer hackers seeking to compromise our data security. The Russian invasion of Ukraine also significantly elevates the cyber risk for the US organizations. In February 2022, the US Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies. These circumstances increase the likelihood of cyber attacks and/or breaches.

We are committed to protecting against such threats. We expend financial resources to protect against physical and electronic breaches, and may be required to further expend financial resources to alleviate problems caused by such breaches. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our expenditures and protection efforts, we may not be able to promptly detect that a breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of regulatory penalties, loss of existing or potential future customers, damage relating to loss of proprietary information, harm to our reputation, increases in our security costs and lawsuits, which could have a material adverse effect on our financial performance and operating results. Any breaches could also delay or prevent us from maintaining security certifications that our customers rely on such as SOC-1, SOC-2 and ISO 27001. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses. In the event of a cybersecurity incident resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Furthermore, if a high-profile security breach or cyber-attack occurs with respect to another provider of mission-critical data center facilities, our customers and potential customers may lose trust in the security of these business models generally, which could harm our reputation and brand image as well as our ability to retain existing customers or attract new ones. In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.

We offer professional services to our customers where we assist with implementation and remote management. The access to our clients’ networks and data, which is gained from these services, creates risk that our clients’ networks or data will be improperly accessed. If we were held responsible for any such incident, it could result in significant loss, including damage to our client relationships, harm to our brand and reputation and legal liability.

We may not be able to protect our intellectual property rights.

We cannot make assurances that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We are also subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement.

Government regulation may adversely affect our business.

Various laws and governmental regulations, both in the United States and in the other jurisdictions where we currently operate or may operate in the future, governing internet-related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. We remain focused on whether and how existing and changing laws, such as those governing intellectual property, privacy, libel, telecommunications services (including net neutrality laws), data flows/data localization, cybersecurity, carbon emissions impact and taxation apply to the internet and to related offerings such as our offerings, and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the continuing development of the market for online commerce and the displacement of traditional telephony service by the internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the United States and abroad that may impose additional burdens on companies conducting business online and their service providers. The adoption or modification of laws or regulations relating to the internet and our business, or interpretations of existing laws, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Capital Needs and Capital Strategy

Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.

We have a significant amount of debt and may need to incur additional debt to support our growth in the future. Additional debt may also be incurred to fund future acquisitions. As of December 31, 2021, we had $976.3 million and $908.3 million in capital lease obligations and long-term debt outstanding under our Senior Secured Credit Facilities, respectively. See “Management’s Discussion and Analysis of Financial Condition And Results Of Operations - Liquidity and Capital Resources.” In addition to our substantial debt, we lease many of our data centers and certain equipment under lease agreements.

Our substantial amount of debt and related covenants could have important consequences. For example, they could:

•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, reducing the availability of our cash flow to fund future capital expenditures, expansion efforts, working capital and other general corporate requirements;

•increase the likelihood of negative outlook from credit rating agencies, or of a downgrade to our current rating;

•make it more difficult for us to satisfy our obligations under our various debt instruments;

•increase our cost of borrowing and limit our ability to access additional debt to fund future growth or maintain adequate liquidity;

•increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•limit our flexibility in planning for, or reacting to, changes in our business and industry;

•limit our operating flexibility through covenants with which we must comply; and

•make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings.

The occurrence of any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.

In addition, certain of our outstanding indebtedness have near term maturity dates. We may need to refinance a portion of such outstanding debt as it matures. We may not be able to refinance existing debt. If we are able to refinance our debt, the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.

An inability to access external sources of capital on favorable terms or at all could limit our ability to execute our business and growth strategies.

We may not be able to fund future capital needs from operating cash flow, especially with respect to new data center expansions and acquisitions. Consequently, we intend to rely on third-party sources of capital to fund a substantial amount of our future capital needs. We may not be able to obtain such financing on favorable terms or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our stockholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our leverage, our current and expected results of operations, liquidity, financial condition and the market price of our Class A common stock. If we cannot obtain capital when needed, we may not be able to execute our business and growth strategies, satisfy our debt service obligations or fund our other business needs, which could have a material adverse effect on us.

We may incur goodwill and other intangible asset impairment charges, or impairment charges to our property, plant and equipment, which could result in a significant reduction to our earnings.

In accordance with US GAAP, we are required to assess our goodwill and other intangible assets, including goodwill and other intangible assets assumed in acquisition transactions, annually, or more frequently whenever events or changes in circumstances indicate potential impairment, such as changing market conditions or any changes in key assumptions. If the testing performed indicates that an asset may not be recoverable, we will be required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. These impairment charges could be significant and could adversely affect our financial condition and results of operations.

Fluctuations in foreign currency exchange rates in the markets in which we operate internationally could harm our results of operations.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. A majority of revenues and costs in our international operations are denominated in foreign currencies. We are exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international operations. To the extent we are required to pay foreign contractors in foreign currencies, our operations could cost more than anticipated as a result of declines in the US Dollar relative to foreign currencies. In addition, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into US Dollars.

We do not currently have any foreign exchange hedging transactions to reduce foreign currency transaction exposure. Therefore, any weakness of the US Dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more US Dollars. However, if the US Dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer US Dollars.

Risks Related to Environmental Laws and Climate Change Impacts

Environmental regulations may impose new or unexpected costs on us.

We are subject to various federal, state, local and international environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and materials such as petroleum fuel for emergency generators, as well as batteries, refrigerants, cleaning solutions and other materials. In addition, we lease, own or operate real property at which hazardous substances and regulated materials have been used in the past. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater, and there may be additional unknown hazardous substances or regulated materials present at sites we lease, own or operate. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be cleaned up or removed from our property, we may be responsible under applicable laws, permits or leases for the removal or cleanup of such substances or materials, the cost of which could be substantial.

We purchase significant amounts of electricity from generating facilities and utility companies that are subject to environmental laws, regulations and permit requirements. These environmental requirements are subject to material change, which could result in increases in our electricity suppliers’ compliance costs that may be passed through to us. Regulations promulgated by the US Environmental Protection Agency could limit air emissions from coal-fired power plants, restrict discharges of cooling water and otherwise impose new operational restraints on conventional power plants that could increase costs of electricity. Regulatory programs intended to promote increased generation of electricity from renewable sources may also increase our costs of procuring electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to state and federal regulations governing air pollutants, which could limit the operation or preventative maintenance testing of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, noncompliance with such laws, such as unexpected events, equipment malfunctions or human error, could result in substantial administrative, civil and criminal penalties and injunctive obligations, and lead to additional capital requirements, limitations upon our operations and unexpected increased costs. Environmental regulations may also impose new and unforeseen regulations that may delay the construction of new capacity within a given market, which may lead to a limitation on the capacity available to sell to customers.

Regulation of greenhouse gas (“GHG”) emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. On the global level, climate change is now broadly recognized as a significant risk and there has been an increased interest in the US Congress and countries where we operate abroad to address climate change quickly and in a variety of ways ranging from “carbon taxes” to tax credits, to imposed limitations on GHG emissions. In the United States and abroad, there is a likelihood that new regulations or legislation will be proposed and potentially enacted that would further seek to limit carbon dioxide emissions and the use of fossil fuels.

Additionally, at the international level, in December 2015, the United States and a coalition of international partners adopted the Paris Agreement at the United Nations Framework Convention on Climate Change (the “Paris Agreement”), which calls on the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. In 2021, the Biden administration announced a new Nationally Determined Contribution to the Paris Agreement which contained a new GHG target for the United States calling on it to reduce net GHG emissions by 50%-52% below 2005 levels by 2030. Other countries have announced targeted reductions as well. Carbon pricing initiatives have been implemented or are under consideration in countries around the world, the largest being the European Union Emissions Trading Scheme covering all EU countries plus some others. The course of future legislation and regulation in the United States and abroad remains difficult to predict and the potential increased costs associated with GHG regulation or taxes cannot be estimated at this time.

State regulations also have the potential to increase our costs of obtaining electricity. The majority of states have released some version of a climate action plan or are revising or developing one. Certain states, like California, have issued or may enact environmental regulations that could materially affect our facilities and electricity costs. California has limited GHG emissions from new and existing conventional power plants by imposing regulatory caps and by auctioning the rights to emission allowances. Other states have issued regulations to implement similar carbon cap and trade program or are considering similar proposals to limit carbon emissions through cap-and-trade programs, carbon taxes, carbon pricing initiatives and other mechanisms. Some northeastern states adopted a multi-state program for limiting carbon emissions through the Regional Greenhouse Gas Initiative cap and trade program. State programs have not had a material adverse effect on our electricity costs to date, but due to the market-driven nature of some of the programs, they could have a material adverse effect on electricity costs in the future.

Aside from regulatory requirements, we have separately undertaken efforts to procure energy from renewable energy projects in order to support new renewables development. The costs of procuring such energy may exceed the costs of procuring electricity from existing sources, such as existing utilities or electric service provided through conventional grids. These efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity from existing sources.

Our business may be adversely affected by climate change and responses to it.

Severe weather events, such as droughts, heat waves, fires, hurricanes and flooding, pose a threat to our data centers and our customers’ IT infrastructure through physical damage to facilities or equipment, power supply disruption and long-term effects on the cost of electricity. The frequency and intensity of severe weather events are reportedly increasing locally and regionally as part of broader climate changes and may cause the cost of operating expenses, like power, to increase over time. Global weather pattern changes may also pose long-term risks of physical impacts to our business.

We maintain disaster recovery and business continuity plans that have been and would be implemented in the event of severe weather events that interrupt our business or affect our customers’ IT infrastructure. While these plans are designed to allow us to recover from natural disasters or other events that can interrupt our business, we cannot be certain that our plans will protect our or our customers from all such disasters or events. Failure to prevent impact to customers from such events could adversely affect our business.

We face pressures from our customers, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. To address these concerns, we pursue opportunities to improve energy efficiency and implement energy-saving retrofits. It is possible, however, that our customers and investors might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our customers’ or stockholders’ expectations, our business and/or share price could be harmed.

Concern about climate change in various jurisdictions may result in more stringent laws and regulatory requirements regarding emissions of carbon dioxide or other GHGs. For example, the European Union Commission recently published a digital strategy that announced an intent to enact initiatives to achieve climate-neutral, highly energy-efficient and sustainable data centers by no later than 2030. Restrictions on carbon dioxide or other GHG emissions could result in significant increases in operating or capital costs, including higher energy costs generally, and increased costs from carbon taxes, emission cap and trade programs and renewable portfolio standards that are imposed upon our electricity suppliers. These higher energy costs, and the cost of complying across our global platform, or of failing to comply with these and other climate change regulations, may have an adverse effect on our business and results of operations.

We are subject to risks related to corporate social responsibility.

The growing integration of ESG factors in making investment decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community. While we have enacted various policies and practices to address ESG matters, we have not publicly announced a formal ESG program or framework and do not currently report on our ESG policies and practices. As a result, we may not be adequately recognized for our current ESG efforts and there may be a perception held by the general public, our governmental partners, vendors, suppliers, other stakeholders or the communities in which we do business that our policies and procedures are insufficient.

We expect to take a more proactive stance with respect to ESG reporting in the future. However, by electing to set and publicly share these ESG standards, we may also face increased scrutiny related to our ESG activities. As a result, our reputation could be harmed if we fail to act responsibly in the areas in which we choose to report. Any harm to our reputation resulting from setting these standards or our failure or perceived failure to meet such standards could impact employee retention; the willingness of our governmental partners, vendors and suppliers to do business with us; investors’ willingness or ability to purchase or hold our securities; or our ability to access capital, any of which could adversely affect our business, financial performance and growth.

Risks Related to Regulatory Compliance and Laws including Tax Laws

The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

We became a public company following the Business Combination. As a result, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The Nasdaq Stock Market, LLC (the “Nasdaq”), including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. We were previously not subject to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Legacy Cyxtera as a privately held company. Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2021, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. If, however, in the future, our internal controls over financial reporting are found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our board of directors as compared to us as a private company. We have hired and may need to continue to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other publicly listed companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

US and non-US tax legislation and future changes to applicable US or non-US tax laws and regulations and/or their interpretation may have an adverse effect on our business, financial condition and results of operations. Tax rules and regulations are subject to interpretation and require judgment by us that may be successfully challenged by the applicable taxation authorities upon audit, which could result in additional tax liabilities.

We are subject to tax laws in the United States and each other jurisdiction where we do business, including the United Kingdom, Canada and Singapore, where a number of our subsidiaries are organized. Changes in tax laws or their interpretation could decrease the amount of revenues we receive, the value of any tax loss carry-forwards and tax credits recorded on our balance sheet and the amount of our cash flow, and adversely affect our business, financial condition or results of operations. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our future effective tax rate.

In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations, treaties and mix of income in the taxing jurisdictions in which we operate. These laws, regulations and treaties are complex, and the manner which they apply to us and our diverse set of business arrangements is often open to interpretation, and can require us to take positions regarding the interpretation of applicable rules or the valuation of our assets that are subject to material uncertainty. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The tax authorities could challenge our interpretation of laws, regulations and treaties or the positions that it has taken regarding the valuation of our assets, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.

Our tax filings are subject to review or audit by the US Internal Revenue Service (the “IRS”) and state, local and non-US taxing authorities. As discussed above, we exercise significant judgment in determining our worldwide provision for taxes and, in the ordinary course of our business, there may be transactions and calculations where the proper tax treatment is uncertain. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are unable to predict what changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, they may materially and adversely impact our business, financial condition, results of operations and cash flows. For purposes of the foregoing, reference to us shall include references to us and our subsidiaries.

Our NOLs may not be available to offset future taxable income in the United States.

As of December 31, 2021, we had NOLs of $284.9 million for federal income tax purposes and $399.9 million for state income tax purposes. Subject to expiration or other uses or limitations, these NOLs may be available to offset our future US taxable income, if any. However, as of the date hereof, we have not had any history of prior positive earnings. Further, certain of these NOLs, which are available and could potentially be utilized to offset tax that would otherwise be owed in respect of prior taxable corporate actions (including any incremental tax that might otherwise be owed as a result of an audit adjustment), if any, will begin to expire at various dates through 2041. In addition, under Section 382 of the US Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to utilize its pre-change NOLs to offset future taxable income is limited. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section

382 of the Code. Future regulatory changes could also limit our ability to utilize our NOLs. In addition, utilization of NOLs in the United States generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year determined without regard to the NOL deduction. To the extent our NOLs expire, are utilized to offset tax that would otherwise be owed as a result of prior corporate actions, are restricted or are otherwise not available to offset future taxable income with NOLs, our cash flows and results of operations may be adversely affected. For purposes of the foregoing, references to us shall include references to us and our subsidiaries.

Risks Related to Our Class A Common Stock

Our issuance of additional shares of Class A common stock, warrants or other convertible securities may dilute your ownership interest in us and could adversely affect our stock price.

From time to time in the future, we may issue additional shares of our Class A common stock, warrants or other securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. Additional shares of our Class A common stock may also be issued upon exercise of outstanding stock options. The issuance by us of additional shares of our Class A common stock, warrants or other securities convertible into our Class A common stock would dilute your ownership interest in us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A common stock. Subject to the satisfaction of vesting conditions and the expiration of our lock-up, shares issuable upon exercise of options will be available for resale immediately in the public market without restriction.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders and reduce the market price of our Class A common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their percentage ownership.

Future sales, or the perception of future sales, of our Class A common stock by us or our existing securityholders in the public market could cause the market price for our Class A common stock to decline.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In connection with the Business Combination, SIS Holdings LP, a Delaware limited partnership (the “SIS”), and SVAC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) are subject to certain restrictions on transfer with respect to the shares of Class A common stock issued as part of the merger consideration beginning at Closing and ending on the date that is one year after the completion of the Business Combination, subject to certain price- and time-based releases.

Upon the expiration or waiver of the lock-up provisions described above, shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144.

As restrictions on resale end, the market price of shares of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Our certificate of incorporation, our bylaws and Delaware law each contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among other things, our certificate of incorporation and/or our bylaws include the following provisions:

•limitations on convening special stockholder meetings, which make it difficult for our stockholders to adopt desired governance changes;

•a forum selection clause, which means certain litigation against us can only be brought in Delaware;

•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding shares of our common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board of directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of SVAC (the “IPO”); (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which requires, among other things, that the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•exemptions from the requirements of holding a nonbinding advisory vote of stockholders on executive compensation, stockholder approval of any golden parachute payments not previously approved and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Our certificate of incorporation and our bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which limits our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation and our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action, suit or proceeding brought on our behalf; (b) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or employees to us or to our stockholders; (c) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our certificate of incorporation or our bylaws; or (d) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our certificate of incorporation and our bylaws provide that the federal district courts of the United States shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The market price of our Class A common stock may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The market price of our Class A common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:

•the impact of the COVID-19 pandemic on our financial condition and the results of operations;

•our operating and financial performance and prospects;

•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•our former status as a Special Purpose Acquisition Company;

•conditions that impact demand for our products;

•future announcements concerning our business, our customers’ businesses or our competitors’ businesses;

•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•the size of our public float;

•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•strategic actions by us or our competitors, such as acquisitions or restructurings;

•changes in laws or regulations that adversely affect our industry or us;

•changes in accounting standards, policies, guidance, interpretations or principles;

•changes in senior management or key personnel;

•issuances, exchanges or sales, or expected issuances, exchanges or sales, of our capital stock;

•changes in our dividend policy;

•adverse resolution of new or pending litigation against us; and

•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

If securities analysts issue unfavorable commentary about us or our industry or downgrade our Class A common stock, the price of our Class A common stock could decline.

The trading market for our Class A common stock depends, in part, on the research and reports that third-party securities analysts publish about us and the industries in which we operate. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our Class A common stock to decline. Moreover, if one or more of the analysts who cover us change their recommendation regarding our Class A common stock adversely or provide more favorable relative recommendations about our competitors or if our reporting results do not meet analysts’ expectations, the market price of our Class A common stock could decline.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on common stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the board of directors deems relevant.

The BC Stockholder and the Medina Stockholder own a substantial amount of equity interests in us, and have other substantial interests in us and agreements with us, and may have conflicts of interest with us or the other holders of our capital stock.

As of December 31, 2021, SIS beneficially owned approximately 64% of our Class A common stock, which it will distribute to the BC Stockholder, the Medina Stockholder and other equity holders of SIS within 12 months from the date of closing of the Business Combination. SIS, the BC Stockholder and the Medina Stockholder are parties to a Stockholders Agreement, dated July 29, 2021 (the “Stockholders Agreement”), and, as a result thereof, subject to certain circumstances, have the right to appoint three individuals to the combined company’s board of directors, none of whom is required to be deemed “independent” (collectively, the “Seller Designees”) until 2024. The current Seller Designees are Manuel D. Medina, Raymond Svider and Fahim Ahmed.

As long as the BC Stockholder and Medina Stockholder own a significant percentage of our outstanding voting power, they will have the ability to significantly influence corporate actions requiring stockholder approval, including the election and removal of directors and the size of the board of directors and any amendment to our charter and our bylaws. In addition, the BC Stockholder and the Medina Stockholder may have substantial influence over our decisions, including without limitation decisions relating to our strategy and corporate transactions, regardless of whether other holders of our capital stock believe that any such transactions are in their own best interests. For example, the BC Stockholder and Medina Stockholder could potentially cause us to refrain from making acquisitions or dispositions in a manner that is not in the best interests of the BC Stockholder and Medina Stockholder or delay or prevent a change of control, even if the change of control would benefit our other stockholders. Additionally, Nelson Fonseca, Randy Rowland and Victor Semah, each a member of our management team, are partners of Medina Capital.

Neither the BC Stockholder, Medina Stockholder nor any of the Seller Designees are required to present us with transaction opportunities and may pursue them separately or otherwise compete with us.

Neither the BC Stockholder, Medina Stockholder nor any of the Seller Designees is obligated to present us with investment opportunities. Moreover, each of the BC Stockholder and Medina Stockholder and the Seller Designees may have additional fiduciary or contractual obligations to another entity pursuant to which it, he or she is required to present a transaction opportunity to such entity. Accordingly, if any of the BC Stockholder, Medina Stockholder or any of the Seller Designees becomes aware of a transaction opportunity which is suitable for an entity to which it, he or she has then current fiduciary or contractual obligations, it, he or she will honor its, his or her fiduciary or contractual obligations to present such transaction opportunity to such other entity, and only present it to us if such entity rejects the opportunity. Our charter provides that we renounce our interest or expectancy in any corporate opportunity of which any of the directors or officers of the combined company, or any of their respective affiliates, may become aware, except the doctrine of corporate opportunity shall apply with respect to any of the directors or officers of the combined company only with respect to a corporate opportunity that was offered to such person solely and exclusively in his or her capacity as a director or officer of the combined company and (a) such opportunity is one the combined company is legally and contractually permitted to undertake and would otherwise be reasonable for the combined company to pursue and (b) to the extent the director or officer is permitted to refer that opportunity to the combined company without violating any other legal obligation.

Additionally, affiliates of the BC Stockholder and Medina Stockholder are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, that compete with us for transaction opportunities or that otherwise present a conflict to our interests. The BC Stockholder, the Medina Stockholder and their affiliates may also pursue transaction opportunities that may be complementary to our business and, as a result, those transaction opportunities may not be available to us. In addition, the BC Stockholder’s and Medina Stockholder’s affiliates’ interests in their respective portfolio companies could impact our ability to pursue transaction opportunities or otherwise present a conflict.

General Risk Factors

We may be impacted by disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

We manage data centers worldwide. Our data centers could be disrupted by events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters. Any such disruption could adversely affect our ability to attract and retain customers and employees, our ability to raise capital and the operation and maintenance of our data centers. We may not be insured against all such potential losses and, if insured, the insurance proceeds that we receive may not adequately compensate it for all of our losses. Additionally, we may need to incur additional costs in the future to provide enhanced security, including cybersecurity, which could have a material adverse effect on our business and results of operations.

Adverse global economic conditions and credit market uncertainty could adversely impact our business and financial condition.

Adverse global economic conditions and uncertain conditions in the credit markets have created, and in the future may create, uncertainty and unpredictability and add risk to our future outlook. An uncertain global economy could also result in churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, adversely affecting our business prospects. Customers and suppliers filing for bankruptcy can also lead to costly and time-intensive actions with adverse effects.

Inadequate or inaccurate external and internal information, including budget and planning data, could lead to inaccurate financial forecasts and inappropriate financial decisions.

Our financial forecasts are dependent on estimates and assumptions regarding budget and planning data, market growth, foreign exchange rates and our ability to generate sufficient cash flow to reinvest in the business, fund internal growth and meet our debt obligations. Our financial projections are based on historical experience and on various other assumptions that our management believes to be reasonable under the circumstances and at the time they are made. However, if our external and internal information is inadequate, our actual results may differ materially from our forecasts and cause us to make inappropriate financial decisions. Any material variation between our financial forecasts and our actual results may also adversely affect our future profitability, stock price and stockholder confidence.

The level of insurance coverage that we purchase may prove to be inadequate.

We carry liability, property, business interruption and other insurance policies to cover insurable risks. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war and nuclear reaction. Any of the limits of insurance that we purchase could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.

We may become subject to litigation, securities class action or threatened litigation which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may become subject to disputes with parties with whom we conduct business, including as a result of any breach in our security systems or downtime in our critical power and cooling systems. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its resolution (through litigation, settlement or otherwise), which would detract from management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our executive offices are located in Coral Gables, Florida. We own two data center facilities and lease the rest of our data center portfolio. Our owned data center facilities consist of: (1) the data center located at 9180 Commerce Center Circle and 9110 Commerce Center Circle, Highlands Ranch, Colorado; and (2) the data center located at 22995 Wilder Court, Sterling, Virginia.

Our leased data center facilities are typically leased pursuant to long-term, non-cancellable lease agreements. As of December 31, 2021, our data center leases had an average remaining lease duration of approximately 19.5 years, assuming the exercise of all extension options exercisable by us at our discretion. As of December 31, 2021, four of our leased facilities had a lease term expiring in less than five years, and an additional four leased facilities had lease terms expiring in less than 10 years. We believe we have good relationships with all of our landlords.

Item 3. Legal Proceedings.

We are party to various litigation matters incidental to the conduct of our business. As of December 31, 2021, we were not a party to any legal proceedings the resolution of which we believe would have a material adverse effect on our consolidated business prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of Class A common stock are traded on the Nasdaq under the ticker symbol “CYXT.” From September 9, 2020 through the completion of the Business Combination on July 29, 2021, our Class A common stock was traded on the Nasdaq under ticker symbol “SVAC”.

Holders of Record

As of March 23 2022, we had 53 holders of record of our Class A common stock.

Dividends

Cyxtera has not paid any cash dividends on its shares of Class A common stock to date. The payment of any dividends is within the discretion of the board of directors. It is the present intention of the board of directors to retain all earnings, if any, for use in our business operations, and, accordingly, the board of directors does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and footnotes thereto included elsewhere in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those anticipated and discussed in the forward-looking statements as a result of various factors discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Part I-Item 1A. Risk Factors” contained in this Annual Report and in our other reports that we file from time to time with the SEC.

Overview of Cyxtera’s Business
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
Factors Affecting Cyxtera’s Business
The Business Combination with Legacy Cyxtera and SVAC
On July 29, 2021, we consummated the Business Combination, with Legacy Cyxtera deemed the accounting acquirer. The Business Combination was accounted for as a reverse recapitalization with no goodwill or other intangible assets recorded, in accordance with US GAAP.

Holders of 26,176,891 shares of SVAC’s Class A common stock issued in its IPO ( the “Public Shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from SVAC’s IPO, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share or $261.8 million in the aggregate.

As a result of the Business Combination, 106,100,000 shares of Class A common stock were issued to SIS and 25,000,000 shares of Class A common stock were issued to certain qualified institutional buyers and accredited investors, at a price of $10.00 per share, for aggregate consideration of $250.0 million , for the purpose of raising additional capital for use by the combined company following the closing of the Business Combination and satisfying one of the conditions to the closing (the “PIPE Investment”). Additionally, as a result of the Business Combination, 10,526,315 shares of Class A common stock were issued to certain clients of Starboard Value LP (the “Forward Purchasers”) at a price of $9.50 per share, for aggregate consideration of $100 million and 10,105,863 shares of SVAC Class B common stock held by the Sponsor, automatically converted to 10,105,863 shares of Class A common stock.

After giving effect to the Transactions, the redemption of Public Shares as described above, the issuance of the forward purchase shares and the consummation of the PIPE Investment, there were 165,978,740 shares of our Class A common stock issued and outstanding as of immediately following the completion of the Business Combination. Our Class A common stock and Public Warrants commenced trading on the Nasdaq under the symbols “CYXT” and “CYXTW,” respectively, on July 30, 2021, subject to ongoing review of our satisfaction of all listing criteria following the Business Combination. As noted above, an aggregate of $261.8 million was paid from SVAC’s trust account to holders that properly exercised their right to have Public Shares redeemed, and the remaining balance of $142 million immediately prior to the closing remained in the trust account. After taking into account the funds in the trust account after redemptions, the $250 million in gross proceeds from the PIPE Investment and the $100 million gross proceeds from the sale of the forward purchase shares, we received approximately $493 million in total cash from the Business Combination, before fees, expenses and debt repayment.

Public Company Costs

Following the consummation of the Business Combination, we became an SEC-registered and Nasdaq-listed company, which requires us to hire additional staff and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur substantial additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external costs for investor relations, accounting, audit, legal and other functions.

2021 Restructuring and Site Closures

Addison site

In January 2021, we notified the landlord of our office space in Addison, Texas, of our intent to sublease the property for the remaining lease term of ten years. We ceased use and subleased the space during the three months ended March 31, 2021. In connection with this decision, we incurred $7.9 million of expenses, including $5.9 million of accrued lease termination costs and $2.0 million of asset disposals.

Moses Lake site

In February 2021, we notified the landlord of our Moses Lake, Washington data center facility of our intent to cease our use of the space. Accordingly, we accelerated depreciation and amortization of all assets at the site, including favorable leasehold interest amortization, which resulted in $1.8 million in additional depreciation and amortization during the year ended December 31, 2021, and $0.6 million in additional favorable leasehold interest amortization, recorded in cost of revenue, during the year ended December 31, 2021. We ceased use of the property in June 2021 at which time we met the conditions for recording a charge related to the remaining lease obligation of $58.5 million. There is no sublease in place on this property. Furthermore, management believes the ability to sublease the property is remote and as such has not made any assumption for future cash flows from a potential sublease in making this estimate.

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
Key Operational and Business Metrics
In addition to the Company’s results determined in accordance with US GAAP, our management uses the following key operational and business metrics to manage its data center business and to assess the results of operations:

•recurring and non-recurring revenues;
•bookings; and
•churn.

These metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of operations and growth initiatives. The following table presents our recurring and nonrecurring revenues from the Company’s consolidated financial statements and certain operating metrics for each of the periods indicated, which have been derived from the Company’s internal records. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

	Year ended December 31,
	2021	2020
Revenues
Recurring revenue	$671.5	$657.4
Non-recurring revenues	32.2	33.1
Total	$703.7	$690.5
Bookings	$8.7	$6.9
Churn	$5.4	$6.9

We define these metrics as follows:

Revenues: We disaggregate revenue from contracts with customers into recurring revenues and non-recurring revenues. We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees, which include fees for the licensing of space and power, and interconnection service fees. We consider our colocation service offerings recurring because customers are generally committed to such services under long term contracts, typically three years in length. Our interconnection services are typically on month-to-month contracts but are considered recurring because customers’ use of interconnection services generally remains stable over time. This is because interconnection services facilitate a customer’s full use of the colocation environment or support the business function housed within the customer’s colocation environment by establishing connections between colocation customers within our data center facilities and their preferred network service providers, low latency public cloud on-ramps and a wide range of technology and network service providers and business partners. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably over the term of the contract. Our management reviews recurring revenue by reference to the metric of “MRR”, which is calculated as of the last day of a given month and represents the sum of all service charges for recurring services provided during such month. Our MRR was $53.5 million, and $52.9 million as of December 31, 2021, and 2020, respectively. Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term in accordance with Accounting Standard Codification (“ASC”) Topic 606 as discussed in Note 6 of our consolidated financial statements.

Bookings: We define Bookings for a given period as the new monthly recurring service fees for colocation and interconnection services committed under service contracts during the relevant period. Bookings are measured for the respective reporting period and represent the monthly service fees - based on the service fees for one month of services - attributable to new service contracts entered into and additional services committed under existing service contracts during the relevant period. Bookings is a key performance measure that management uses to assess the productivity of our sales force and anticipate data center inventory requirements. In addition, our management considers Bookings together with Churn (described below) to anticipate future changes to MRR.

Bookings was calculated for each period presented (i.e., the years ended December 31, 2021, and 2020) and represents the new monthly recurring service fees - based on the service fees for one month of services - attributable to new service contracts and additional services committed under existing service contracts during the period presented.
During the years ended December 31, 2021, and 2020, the total amount of new monthly recurring service fees for colocation and interconnection services committed under service contracts (i.e., Bookings) during such periods totaled $8.7 million, and $6.9 million, respectively.

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

As presented in the table above, Churn was calculated for each period presented (i.e., the years ended December 31, 2021, and 2020) and represents the sum of the total amount of MRR for which a service contract was terminated or reduced during the period presented.

During the years ended December 31, 2021, and 2020, the total amount of MRR for which a service contract was terminated or reduced (i.e., Churn) during such periods totaled $5.4 million and $6.9 million, respectively.

Key Components of Results of Operations

Revenues:

We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees, which include fees for the licensing of space and power, as well as interconnection service fees. We consider our colocation service offerings recurring because our customers are generally committed to such services under long-term contracts, typically three years in length. Our interconnection services are typically on month-to-month contracts but are considered recurring because customers’ use of interconnection services generally remains stable over time. This is because interconnection services facilitate the customer’s full use of the colocation environment or support the business function housed within the customer’s colocation environment by establishing connections between colocation customers within our data center facilities and their preferred network service providers, low latency public cloud on-ramps and a wide range of technology and network service providers and business partners. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably over the term of the contract. Our recurring revenues have comprised more than 95% of total revenues for each of the past three years. In addition, during 2021 and 2020, 84% and 77%, respectively, of our Bookings came from existing customers. For purposes of calculating Bookings attributable to existing customers, an existing customer is a customer with an active service contract that executes an order for additional services. Our largest customer accounted for approximately 15% of recurring revenues on average for the years ended December 31, 2021, and 2020. Our 50 largest customers accounted for approximately 55% and 57%, respectively, of recurring revenues for the years ended December 31, 2021 and 2020. Our interconnection revenues represented approximately 11% total revenues for both the years ended December 31, 2021, and 2020.

Our non-recurring revenues are primarily composed of installation services related to a customer’s initial deployment and professional services we perform, and sale of equipment. Non-recurring installation fees, although generally invoiced in a lump sum upon installation, are deferred and recognized ratably over the contract term. Professional service fees and equipment sales are also generally invoiced in a lump sum upon service delivery and are recognized in the period when the services are provided or the equipment is delivered. As a percentage of total revenues, we expect non-recurring revenues to represent less than 5% of total revenues for the foreseeable future.

Operating Costs and Expenses:

Cost of Revenues, excluding Depreciation and Amortization. The largest components of our cost of revenues are rental payments related to our leased data centers; utility costs, including electricity and bandwidth access; data center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance; supplies and equipment; and security. A majority of our cost of revenues is fixed in nature and are not expected to vary significantly from period to period unless we expand our existing data centers or open or acquire new data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of utilities, specifically electricity, will generally increase in the future on a cost-per-unit or fixed basis and for growth in consumption by our customers. In addition, the cost of electricity is generally higher in the summer months, as compared to other times of the year. Our costs of electricity may also increase as a result of the physical effects of climate change, increased regulations driving alternative electricity generation due to environmental considerations or as a result of our election to use renewable energy sources. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for our sales and marketing, executive, finance, human resources, legal and IT functions and administrative personnel, third-party professional services fees, insurance premiums and administrative-related rent expense.

Depreciation and Amortization. Depreciation and amortization expenses are primarily composed of depreciation and amortization on our property, plant and equipment and amortization related to intangible assets.

Restructuring, Impairment, Site Closures and Related Cost. Should we commit to a plan to dispose a long-lived asset before the end of its previously estimated useful life or change its use of assets, estimated cash flows are revised accordingly. Restructuring, impairment, site closures and related costs are primarily composed of costs incurred to dispose of a long-lived asset and include an impairment charge of the leased asset, related liabilities that may arise as a result of the underlying action (such as severance), contractual obligations and other accruals associated with the site closures.

Transaction-related costs. Transaction-related costs consisted of a one-time transaction bonus paid to current and former employees and directors of Legacy Cyxtera following the consummation of the Business Combination (the “Transaction Bonus”). The Transaction Bonus was funded in full by a capital contribution from SIS, the sole stockholder of Cyxtera prior to the consummation of the Business Combination.

Interest Expense, Net. Interest expense, net is primarily composed of interest incurred under our credit facilities and on capital leases.

Other Expenses, Net. Other expenses, net primarily includes the impact of foreign currency gains and losses.

Change in Fair Value of the Warrant Liabilities. Warrants that were assumed in connection with the consummation of the Business Combination were initially measured at fair value at the Business Combination date and are subsequently remeasured at estimated fair value on a recurring basis at the end of each reporting period, with changes in estimated fair value of the respective warrant liability recognized as change of fair value of warrant liabilities in the consolidated statement of operations. In December 2021, the Company announced that it would redeem all public (“Public Warrants”) and private placement warrants (“Private Placement Warrants”) that remained outstanding at 5:00 p.m., New York time, on January 19, 2022 (the “Redemption Time”). Subsequent to December 31, 2021, the remaining Public Warrants and Private Placement Warrants were either exercised by the holders, or if not redeemed by the Company, were redeemed at the Redemption Time (see Note 13, Warrant Liabilities and Note 22, Subsequent Events).
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the years ended December 31, 2021, and 2020, have been derived from our consolidated financial statements and related notes included elsewhere in this Annual Report.

Years ended December 31, 2021, and 2020. The following table sets forth our historical operating results for the periods indicated, and the changes between periods:

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenues	$703.7	$690.5	$13.2	2%
Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization	390.5	390.5	—	—%
Selling, general and administrative expenses	112.8	115.5	(2.7)	(2)%
Depreciation and amortization	240.6	231.8	8.8	4%
Restructuring, impairment, site closures and related cost	69.8	—	69.8	100%
Transaction-related costs	5.2	—	5.2	100%
Recovery of notes receivable from affiliate	—	(97.7)	97.7	(100)%
Total operating costs and expenses	818.9	640.1	178.8	28%
(Loss) income from operations before income taxes	(115.2)	50.4	(165.6)	(329)%
Interest expense, net	(164.9)	(169.4)	4.5	(3)%
Other expenses, net	(0.1)	(0.3)	0.2	(67)%
Change in fair value of the warrant liabilities	(25.5)	—	(25.5)	100%
Loss from operations before income taxes	(305.7)	(119.3)	(186.4)	156%
Income tax benefit (expense)	47.8	(3.5)	51.3	(1466)%
Net loss	$(257.9)	$(122.8)	$(135.1)	110%

Revenues

Revenues increased by $13.2 million, or 2%, for the year ended December 31, 2021, as compared to the prior year. The increase in revenue is attributable to an increase in recurring revenues as a result of increased bookings and lower churn.

Operating Costs and Expenses

Cost of Revenue, excluding Depreciation and Amortization

Cost of revenues, excluding depreciation and amortization were flat at $390.5 million for the years ended December 31, 2021, and 2020. During the year ended December 31, 2020, the Company lowered headcount and external contractors across its data centers resulting in a reduction of $7.4 million in payroll and services expenses. As part of the reduction, the Company incurred severance expenses of $1.5 million during the year ended December 31, 2020. During 2021, benefit expenses were lower by $1.2 million due to lower claims period-over-period. Our exit from Moses Lake, completed in the second quarter of 2021, resulted in a reduction in rent expense of $4.4 million compared to the prior year. Customer installation costs have decreased by $8.7 million driven by cost management efforts on implementations. Security costs have decreased by $0.7 million driven by the implementation of an automated security system, leading to a reduction in the use of outside security contractors. In addition, the Company recovered $4.3 million in relation to a settlement with a vendor. These savings have been offset by an increase in utilities expense of $23.2 million and increases to data center maintenance of $1.4 million period-over-period. The increase in utility expense during 2021 is mostly driven by $3.4 million in additional electric power expenses resulting from Winter Storm Uri, which affected the grid in several markets driving a significant increase in pricing for the affected time periods, approximately $13.5 million related to rate increases, and approximately $1.9 million growth in our existing and new customer base and the remaining change related to increases in consumption.

Sales, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2.7 million, or 2%, for the year ended December 31, 2021, compared to the same period in the prior year. This decrease in selling, general and administrative expenses was primarily attributable to the reversal of a $2.0 million litigation contingency as a result of a favorable settlement and a decrease in legal fees of $2.1 million. Professional fees decreased by $3.3 million year over year, primarily as a result of a decrease in pre-transaction exploratory costs incurred in late 2020 as compared to 2021. Subscription expense decreased by $1.0 million driven by better rates obtained on subscription licenses. The costs were offset by an increase to payroll related expenses of $6.7 million due to an increase in employee headcount and increases in stock compensation driven by equity awards granted following the completion of the Business Combination.

Depreciation and Amortization

Depreciation and amortization increased by $8.8 million, or 4%, for the year ended December 31, 2021, compared to the prior year. The increase to depreciation was primarily attributable to leasehold improvement additions and $1.8 million of accelerated depreciation and amortization on Moses Lake assets in connection with the decision to cease use of the data center site as further described in Note 5 to our consolidated financial statements. Amortization increased due to capital lease asset additions for capital leases entered in December 2020 and throughout 2021.

Restructuring, impairment, site closures and related costs

Restructuring, impairment, site closures and related costs were $69.8 million for the year ended December 31, 2021 (no such costs were incurred in the same period of the prior year). These charges are related to the Moses Lake data center facility and Addison office space closures.

Transaction-related costs

The Company paid a one-time $5.2 million Transaction Bonus related to the completion of the Business Combination for the year ended December 31, 2021 (no such costs incurred in the same period of the prior year).

Recovery of Notes Receivable from Affiliate

On March 31, 2019, Appgate, Inc., formerly known as Cyxtera Cybersecurity, Inc. (“Appgate”), issued promissory notes to each of Cyxtera and Cyxtera Management, Inc., a Delaware corporation (the “Management Company”), evidencing certain funds borrowed by Appgate from each of Cyxtera and the Management Company as well as potential future borrowings (together, the “Promissory Notes”). Appgate is an affiliate of the Company and a direct subsidiary of SIS, and through December 31, 2019, was a direct subsidiary of the Company. The Promissory Notes had a combined initial aggregate principal amount of $95.2 million and provided for additional borrowings during the term of the Promissory Notes for additional amounts not to exceed approximately $52.5 million in the aggregate (approximately $147.7 million including the initial aggregate principal amount). Interest accrued on the unpaid principal balance of the Promissory Notes at a rate per annum equal to 3%; provided, that, with respect to any day during the period from the date of the Promissory Notes through December 31, 2019, interest was calculated assuming that the unpaid principal balance of the Promissory Notes on such day is the unpaid principal amount of the notes on the last calendar day of the quarter in which such day occurs. Interest was payable upon the maturity date of the notes. Each of the Promissory Notes had an initial maturity date of March 30, 2020, and was extended through March 30, 2021, by amendments entered into effective as of March 30, 2020.

As of December 31, 2019, we had a receivable related to the Promissory Notes of $127.7 million. On December 31, 2019, Appgate spun off from Cyxtera. As of December 31, 2019, we assessed collectability of the Promissory Notes from Appgate and reserved the entire amount of $127.7 million as the balance was deemed unrecoverable. In making that determination, we considered factors such as Appgate’s operating and cash losses since the initial acquisition into the Cyxtera group in 2017 through December 31, 2019, and Appgate’s anticipated cash needs and potential access to liquidity and capital resources over the remaining term of the note based on the facts and circumstances at the time.

During the year ended December 31, 2020, we advanced $19.4 million under the Promissory Notes and recorded a provision for loan losses in the same amount based on the same factors discussed above. Accordingly, as of December 31, 2020, we had a receivable related to the Promissory Notes of $147.1 million with an allowance of $30.0 million. In addition, during the year ended December 31, 2020, we had other amounts receivable from Appgate of $3.9 million with a full reserve because of the same factors discussed above for the Promissory Notes. These other amounts include charges under the Transition Services Agreement by and between, Appgate and the Management Company pursuant to which the Management Company provided certain transition services to Appgate and Appgate provided certain transition services to Cyxtera (the “Transition Services Agreement”). The Transition Services Agreement provided for a term that commenced on January 1, 2020, and was terminated on December 31, 2020.

On February 8, 2021, we received a payment of $118.2 million from Appgate against the then accumulated principal and interest under the Promissory Notes and issued a payoff letter to Appgate extinguishing the $36.1 million of principal and accrued interest balance remaining following such repayment. Of the $118.2 million payment, $1.1 million was attributed to 2020 accrued interest on the Promissory Notes and $117.1 million to the recovery of a portion of the Promissory Notes’ principal and interest balance outstanding as of December 31, 2019. Accordingly, for the year ended December 31, 2020, the Company recorded a reversal of the previously established allowance of $117.1 million. During the three months ended March 31, 2021, we wrote off the ending balance of $30.0 million in the allowance for loan losses on the Promissory Notes. Accordingly, no additional changes or advances on the Promissory Notes or the allowance for loan losses occurred during the year ended December 31, 2021.

Interest Expense, Net

Interest expense, net decreased by $4.5 million, or 3%, for the year ended December 31, 2021, compared to the same period in the prior year. The decrease of interest expense of $4.5 million is due to the repayment in full of the 2017 Second Lien Term Facility, and the paying down of the Revolving Facility (as defined in “—Liquidity and Capital Resources”) and the 2021 Revolving Facility (as defined in “—Liquidity and Capital Resources”) in July and August 2021 following the consummation of the Business Combination.

Other Expenses, Net

Other expenses, net decreased by $0.2 million, or 67%, for the year ended December 31, 2021, compared to the same period in the prior year. In 2020, the Company incurred $3.4 million in realized losses related to foreign exchange rates and finance charges, offset by approximately $4.2 million in gains related to fees charged to Appgate under the Transition Services Agreement. In 2021, the Company realized $2.5 million in gains related to foreign exchange rates, offset by finance charges of $2.0 million incurred in connection with the factoring arrangement entered into 2021.

Change in Fair Value of the Warrant Liabilities

For the year ended December 31, 2021, we recorded a loss of $25.5 million on our consolidated statement of operations in connection with the change of the fair value of the warrant liabilities. In December 2021, the Company announced that it would redeem all of the Public Warrants and Private Placement Warrants that remained outstanding as of the Redemption Time. Pursuant to the terms of the warrant agreement governing the Warrants, prior to the Redemption Time, the warrant holders were permitted to exercise their warrants either (a) on a cash basis by paying the exercise price of $11.50 per warrant in cash or (b) on a “cashless basis,” in which case the holder would receive 0.265 shares of the Company’s Class A common stock per warrant. As of December 31, 2021, 840,456 Public Warrants were exercised in accordance with the terms of the Warrant Agreement, resulting in the issuance by us of 228,450 shares of Class A common stock. The Company recorded a decrease of the warrant liability of $2.6 million and increase to additional paid in capital of $2.8 million in connection with the warrants that were exercised.

Income Tax Benefit (Expense)

The income tax benefit for the year ended December 31, 2021, was $47.8 million, compared to $3.5 million of income tax expense for the prior year. The income tax benefit on the pre-tax loss for the year ended December 31, 2021, was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefits, which were partially offset by valuation allowances recorded on certain deferred tax assets in the United States and foreign jurisdictions, non-deductible equity compensation, nondeductible remeasurement of the warrant liabilities and the remeasurement of the Company’s net deferred tax assets in the United Kingdom. due to a recently enacted tax rate change. The income tax benefit on the pre-tax loss for the year ended December 31, 2020, was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefits, which were partially offset by valuation allowances recorded on certain deferred tax assets in the United States and foreign jurisdictions, non-deductible equity compensation, foreign withholding taxes and the remeasurement of the Company’s net deferred tax assets in the United Kingdom due to an enacted tax rate change.

Liquidity and Capital Resources

As of December 31, 2021, and 2020, we had cash of $52.4 million and $120.7 million, respectively, and had $88.8 million and $7.4 million of our revolving facilities available, respectively. Historically, customer collections are our primary source of cash. We believe that our existing cash and cash equivalents, the cash generated from operations and the borrowing capacity under our revolving credit facilities, will be sufficient to fund our operations for at least the next 12 months and the long-term foreseeable future. We intend to continue to make significant investments to support our business growth, which may include pursuing additional expansion opportunities. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The occurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. If current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, and we may be unable to secure additional financing, or any such additional financing may only be available to us on unfavorable terms, all of which could have a material adverse effect on our liquidity. Additionally, an inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Debt

On May 1, 2017, a subsidiary of the Company (the “Borrower”) entered into credit agreements for up to $1,275.0 million of borrowings under first and second lien credit facilities ( together with the 2019 First Lien Term Facility and the 2021 Revolving Facility described below, collectively, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities initially consisted of (a) a first lien credit agreement providing for (i) a $150.0 million first lien multicurrency revolving credit facility (the “Revolving Facility”) and (ii) an $815.0 million first lien term loan borrowing (the “First Lien Term Facility”) and (b) a second lien credit agreement providing for a $310.0 million second lien term loan credit borrowing (the “2017 Second Lien Term Facility”). On May 13, 2019, the Borrower borrowed an additional $100.0 million under the incremental first lien loan under the first lien credit agreement (the “2019 First Lien Term Facility”). On May 7, 2021, certain of the lenders under the Revolving Facility entered into an amendment with the Borrower pursuant to which they agreed to extend the maturity date for certain revolving commitments from May 1, 2022, to November 1, 2023. Under the terms of the amendment, $141.3 million of commitments under the existing Revolving Facility were exchanged for $120.1 million of commitments under a new revolving facility (the “2021 Revolving Facility”). In connection with the amendment, the Borrower repaid $19.6 million of the outstanding balance under the Revolving Facility on May 10, 2021. In connection with the Business Combination, the Borrower repaid the entire balance of the 2017 Second Lien Term Facility of $310.0 million on July 29, 2021, and the remaining outstanding balance on the Revolving Facility and 2021 Revolving Facility of $123.1 million on August 13, 2021. In addition, during the year ended December 31, 2021, the Company paid down $9.15 million of principal of the First Lien Term Facility. Subsequent to the consummation of the Business Combination and the pay-down of the Revolving Facility and the 2021 Revolving Facility, the Borrower drew down an additional $40.0 million from the Revolving Facility and the 2021 Revolving Facility during the year ended December 31, 2021. The Revolving Facility, the 2021 Revolving Facility, the 2017 First Lien Term Facility and the 2019 First Lien Term Facility have a five-year, 18-month, seven- and five-year term, respectively, and are set to expire on May 1, 2022, November 1, 2023, May 1, 2024, and May 1, 2024, respectively.

The Senior Secured Credit Facilities are secured by substantially all assets of the Borrower and contain customary covenants, including reporting and financial covenants, some of which require the Borrower to maintain certain financial coverage and leverage ratios, as well as customary events of default, and are guaranteed by certain of the Borrower’s domestic subsidiaries. As of December 31, 2021, the Company believes the Borrower was in compliance with these covenants.

As of December 31, 2021, we had $976.3 million and $908.3 million in capital lease obligations and long-term debt outstanding under our Senior Secured Credit Facilities, respectively. As of December 31, 2020, we had $989.0 million and $1,320.6 million in capital lease obligations and long-term debt outstanding under our Senior Secured Credit Facilities, respectively.

Cash Flow

	2021	2020
Net cash provided by operating activities	$25.8	$116.6
Net cash provided by (used in) investing activities	39.6	(102.6)
Net cash (used in) provided by financing activities	(137.0)	91.0

Operating Activities

Cash provided by our operations is generated by colocation service fees, which include fees for the licensing of space, power and interconnection services.

During the year ended December 31, 2021, operating activities provided $25.8 million of net cash as compared to $116.6 million during the prior year. The decrease in net cash from operating activities during 2021 compared to 2020 was due to higher cash outflows in 2021. Most notably, the pay down of $33.0 million in accrued expenses and accounts payable and $22.7 million of fees owed under the Services Agreement described in Note 21 to our consolidated financial statements, amounts that were related to the Structuring Fee (as defined in Note 21 to our consolidated financial statements), Service Provider Fee (as defined in Note 21 to our consolidated financial statements) and other Sponsor related expenses. During the year ended December 31, 2021, we factored $101.2 million of receivables and received $99.5 million, net of fees of $1.7 million. The remaining decrease was due to higher cash inflows in 2020 as a result of improved collections on outstanding accounts receivables.

Investing Activities

Our investing activities are primarily focused on capital expenditures due to expansion activities and overall modernization of our data centers.

During the year ended December 31, 2021, investing activities provided $39.6 million of net cash as compared to net cash used of $102.6 million during the same period in the prior year. Year over year, the Company decreased its capital expenditures by $5.7 million. In addition, in February 2021, the Company received $117.1 million from Appgate in connection with the settlement of the Promissory Notes. During 2020, the Company advanced $19.4 million to Appgate.

Financing Activities

Our cash flow from financing activities is centered around the use of our credit facilities and lease financings.

During the year ended December 31, 2021, financing activities used $137.0 million of net cash as compared to net cash provided of $91.0 million for the prior year. During 2021, the Company completed the Business Combination which resulted in the receipt of $493.9 million in total cash from the SVAC trust account, the PIPE investors and the Forward Purchasers, before direct and incremental transactional cost of approximately $59.4 million. These cash inflows were partially offset by the $97.9 million capital redemption payment to SIS. In addition, a total of $452.2 million was used to repay in full outstanding amounts of principal on the Second Lien Term Facility, the Revolving Facility, the 2021 Revolving Facility and a paydown of $9.2 million on the principal of the First Lien Term Facility. Since the consummation of the Business Combination, the Company drew $40.0 million from the Revolving Facility and the 2021 Revolving Facility. Repayments on capital leases were also higher in the 2021 period by $25.7 million compared to the prior year period which was a result of capital leases entered into during December 2020 and throughout 2021. In the prior year period the Company additionally received $46.0 million in proceeds from a sales-leaseback transaction compared to $5.0 million in proceeds from a sales-leaseback transaction in 2021. The Company also obtained a capital contribution of $5.2 million from SIS to pay the Transaction Bonus to current and former employees.

Contractual Obligations and Commitments

Cyxtera leases a majority of its data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2021 (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt, including the Revolving Facilities (1)	$11.8	$46.5	$850.0	$—	$—	$—	$908.3
Interest (2)	38.2	37.5	11.8	—	—	—	87.5
Capital leases and other financing obligations (3)	135.1	128.3	118.5	120.6	119.3	2,285.0	2,906.8
Operating leases (3)	60.3	59.7	59.2	50.6	46.3	273.8	549.9
Purchase obligations (4)	4.4	—	—	—	—	—	4.4
Asset retirement obligations (5)	0.1	0.2	0.1	0.5	—	6.0	6.9
	$249.9	$272.2	$1,039.6	$171.7	$165.6	$2,564.8	$4,463.8
(1)Represents aggregate maturities of long-term debt, including the Revolving Facilities.
(2)Represents interest on our long-term debt included in (1) based on their approximate interest rates as of December 31, 2021, as well as the credit facility fee for the Revolving Facilities.
(3)Represents lease payments under capital and operating lease arrangements, including renewal options that are reasonably assured to be exercised.
(4)Represents unaccrued purchase commitments related to IT licenses, utilities and colocation operations. These amounts do not represent Cyxtera’s entire anticipated purchases in the future but represent only those items for which the Company was contractually committed as of December 31, 2021.
(5)Represents liability, net of future accretion expense.
Off-Balance-Sheet Arrangements
We did not have any off-balance-sheet arrangements as of December 31, 2021.

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with US GAAP that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require Cyxtera’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates: revenue from contracts with customers, accounting for income taxes, accounting for leases, and accounting for warrant liabilities. These critical accounting policies are addressed below. In addition, we have other key accounting policies and estimates that are described in Note 2 to our consolidated financial statements.

Revenue recognition

We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees. Colocation service fees include fees for the licensing of space, power and interconnection services. The remainder of our revenues are derived from non-recurring charges, such as installation fees and professional services, including remote support to troubleshoot technical issues and turnkey structured cabling solutions. Our revenue contracts are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), with the exception of certain contracts that contain lease components and are accounted for in accordance with ASC Topic 840, Leases. Under the revenue accounting guidance, revenues are recognized when control of these products and services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the products and services. Revenues from recurring revenue streams are generally invoiced monthly in advance and recognized ratably over the term of the contract, which is generally three years. Non-recurring installation fees, although generally invoiced in a lump sum upon installation, are deferred and recognized ratably over the contract term. Professional service fees and equipment sales are also generally invoiced in a lump sum upon service delivery and are recognized in the period when the services are provided or the equipment is delivered. For contracts with customers that contain multiple performance obligations, we account for individual performance obligations separately if they are distinct or as a series of distinct obligations if the individual performance obligations meet the series criteria. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis. The standalone selling price is determined based on overall pricing objectives, taking into consideration market conditions, geographic locations and other factors. Other judgments include determining if any variable consideration should be included in the total contract value of the arrangement, such as price increases.

Revenue is generally recognized on a gross basis in accordance with the accounting standard related to reporting revenue on a gross basis as a principal versus on a net basis as an agent, as we are primarily responsible for fulfilling the contract, bear the inventory risk and have discretion in establishing the price when selling to customers. To the extent we do not meet the criteria for recognizing revenue on a gross basis, we record the revenue on a net basis.

Contract balances

The timing of revenue recognition, billings and cash collections result in accounts receivables, contract assets and deferred revenues. A receivable is recorded at the invoice amount, net of an allowance for doubtful accounts and is recognized in the period in which we have transferred products or provided services to our customers and when our right to consideration is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments which we had expected to collect. If the financial condition of our customers deteriorates or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of our reserves. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectable are charged to bad debt expense, which is included in selling, general and administrative expenses in the consolidated statements of operations. Delinquent account balances are written off after management has determined that collection is not probable.

A contract asset exists when we have transferred products or provided services to our customers, but customer payment is contingent upon satisfaction of additional performance obligations. Certain contracts include terms related to price arrangements such as price increases and free months. We recognize revenues ratably over the contract term, which could potentially give rise to contract assets during certain periods of the contract term. Contract assets are recorded in prepaid and other current assets and other assets in the consolidated balance sheets.

Deferred revenue (a contract liability) is recognized when we have an unconditional right to a payment before we transfer products or services to customers. Deferred revenue is included in other current liabilities and other liabilities in the consolidated balance sheets.

Contract costs

Direct and indirect incremental costs solely related to obtaining revenue generating contracts are capitalized as costs of obtaining a contract when they are incremental and if they are expected to be recovered. Such costs consist primarily of commission fees and sales bonuses, contract fulfillment costs, as well as indirect related payroll costs. Contract costs are amortized over the estimated period of benefit, which is estimated as three years, on a straight-line basis.

For further information on revenue recognition, see Note 6 to our consolidated financial statements.

Income Taxes

We account for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. In making the assessment under the more likely than not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. The assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, our experience with loss carryforwards not expiring unutilized and all tax planning alternatives that may be available. A valuation allowance is recognized if, under applicable accounting standards, we determine it is more likely than not that a deferred tax asset would not be realized.

Leases

Our capital lease obligations represent our aggregate obligations for lease payments arising from capital leases where we are the tenant and are measured based on the present value of fixed lease payments over the lease term. As our lessee leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate estimated based on information available at the commencement date in determining the present value of lease payments under each capital lease. When determining the incremental borrowing rate, we assess multiple variables such as lease term, collateral, economic conditions and creditworthiness. We estimate our incremental borrowing rate using a benchmark senior unsecured yield curve for debt instruments adjusted for our credit quality, market conditions, tenor of lease contracts and collateral.

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815-15, Derivatives-Embedded Derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Upon the consummation of the Business Combination, we assumed 11,620,383 public warrants issued in SVAC’s IPO (the “Public Warrants”) and 8,576,940 warrants issued to the Sponsor and the Forward Purchasers in private placement transactions (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”). All of our outstanding Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Derivatives in Entity’s Own Equity. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants are traded on the Nasdaq, and was measured utilizing the closing price as the measurement date. The private placement warrants were initially measured at fair value using the Monte Carlo Simulation.

In December 2021, the Company announced that it would redeem all Public and Private Placement Warrants that remained outstanding as of 5:00 p.m., New York time, on January 19, 2022. Pursuant to the terms of the Warrant Agreement, prior to the Redemption Time, the warrant holders were permitted to exercise their warrants either (a) on a cash basis by paying the exercise price of $11.50 per warrant in cash or (b) on a “cashless basis,” in which case the holder would receive 0.265 shares of Class A common stock per warrant. As of December 31, 2021, 840,456 Public Warrants were exercised in accordance with the terms of the Warrant Agreement, resulting in the issuance of 228,450 shares of Class A common stock. None of the Private Warrants were exercised through December 31, 2021. For the Public Warrants exercised through December 31, 2021, the warrants were marked to market through the settlement date utilizing the publicly traded closing stock price of the Public Warrants on the settlement date with changes in fair through the settlement date recorded as a change of fair value of warrant liabilities in other expenses in the consolidated financial statements of operations. Upon the settlement, the remaining warrant liabilities were derecognized and the liabilities and cash received from warrant holders was recorded as consideration for the common shares issued. As a result of the result of the redemption notice for the Public and Private Placement Warrants, the valuation method for the Private Placement Warrants was changed from Monte Carlo Simulation to a fair value based on the publicly traded closing price of the Public Warrants given that in connection with the terms of the redemption notice, the exercise and the settlement provisions of the Public and Private Placement Warrants are substantially the same.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 of our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

CYXTERA TECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Cyxtera Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyxtera Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Miami, Florida

March 25, 2022

We have served as the Company's auditor since 2020.

CYXTERA TECHNOLOGIES, INC.
Consolidated Balance Sheets
As of December 31, 2021, and 2020
(in millions, except share information)

	2021	2020
Assets:
Current assets:
Cash	$52.4	$120.7
Accounts receivable, net of allowance of $0.3 and $1.4	18.3	33.5
Prepaid and other current assets	37.5	41.9
Due from affiliates (Note 21)	—	117.1
Total current assets	108.2	313.2

Property and equipment, net	1,530.8	1,580.7
Goodwill	761.7	762.2
Intangible assets, net	519.8	586.3
Other assets	16.7	23.7
Total assets	$2,937.2	$3,266.1

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$57.9	$48.9
Accrued expenses	65.3	88.4
Due to affiliates (Note 21)	—	22.7
Current portion of long-term debt, capital leases and other financing obligations	50.3	65.0
Deferred revenue	60.7	60.2
Other current liabilities	10.0	6.8
Total current liabilities	244.2	292.0

Long-term debt, net of current portion	896.5	1,311.5
Capital leases and other financing obligations, net of current portion	937.8	933.1
Deferred income taxes	29.9	77.8
Warrant liabilities	64.7	—
Other liabilities	158.2	93.9
Total liabilities	2,331.3	2,708.3

Commitments and contingencies (Note 19)

Shareholders' equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 166,207,190 and 115,745,455 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	—	—
Additional paid-in capital	1,816.5	1,504.6
Accumulated other comprehensive income	10.8	16.7
Accumulated deficit	(1,221.4)	(963.5)
Total shareholders' equity	605.9	557.8
Total liabilities and shareholders' equity	$2,937.2	$3,266.1
See accompanying notes to consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2021, and 2020
(in millions)

	2021	2020
Revenues	$703.7	$690.5
Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization	390.5	390.5
Selling, general and administrative expenses	112.8	115.5
Depreciation and amortization	240.6	231.8
Restructuring, impairment, site closures and related costs (Note 5)	69.8	—
Transaction-related costs (Note 14)	5.2	—
Recovery of notes receivable from affiliate (Note 21)	—	(97.7)
Total operating costs and expenses	818.9	640.1

(Loss) income from operations	(115.2)	50.4
Interest expense, net	(164.9)	(169.4)
Other expenses, net	(0.1)	(0.3)
Change in fair value of the warrant liabilities	(25.5)	—
Loss from operations before income taxes	(305.7)	(119.3)
Income tax benefit (expense)	47.8	(3.5)
Net loss	$(257.9)	$(122.8)

Loss per Share
Basic and diluted	$(1.94)	$(1.06)

Weighted average number of shares outstanding
Basic and diluted	133,126,171	115,745,455
See accompanying notes to consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2021, and 2020
(in millions)

	2021	2020
Net loss	$(257.9)	$(122.8)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(5.9)	8.7
Other comprehensive (loss) income	(5.9)	8.7

Comprehensive loss	$(263.8)	$(114.1)
See accompanying notes to consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2021, and 2020
(in millions, except share information)

	Class A common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders' equity
	Share	Amount
Balance as of December 31, 2019	0.96	$—	$1,494.9	$8.0	$(840.7)	$662.2
Retroactive application of recapitalization	115,745,454	—	—	—	—	—
Adjusted balance, beginning of period	115,745,455	—	1,494.9	8.0	(840.7)	662.2
Equity-based compensation	—	—	8.2	—	—	8.2
Cybersecurity Spinoff (2019)	—	—	1.5	—	—	1.5
Net loss	—	—	—	—	(122.8)	(122.8)
Other comprehensive income (loss)	—	—	—	8.7	—	8.7
Balance as of December 31, 2020	115,745,455	—	1,504.6	16.7	(963.5)	557.8
Equity-based compensation	—	—	9.5	—	—	9.5
Capital redemption	(9,645,455)	—	(97.9)	—	—	(97.9)
Reverse recapitalization, net of transaction costs	59,878,740	—	392.3	—	—	392.3
Capital contribution	—	—	5.2	—	—	5.2
Issuance of shares related to exercise of warrants	228,450	—	2.8	—	—	2.8
Net loss	—	—	—	—	(257.9)	(257.9)
Other comprehensive (loss) income	—	—	—	(5.9)	—	(5.9)
Balance as of December 31, 2021	166,207,190	$—	$1,816.5	$10.8	$(1,221.4)	$605.9
See accompanying notes to consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021, and 2020
(in millions)

	2021	2020
Net loss	$(257.9)	$(122.8)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	240.6	231.8
Restructuring, impairment, site closures and related costs	2.0	—
Amortization of favorable/unfavorable leasehold interests, net	3.7	3.1
Loss on extinguishment of debt and amortization of debt issuance costs and fees, net	10.1	5.8
Recovery of notes receivable from affiliate (Note 21)	—	(97.7)
Equity-based compensation	9.5	8.2
Reversal of provision for doubtful accounts	(1.2)	(5.5)
Change of fair value of warrant liabilities	25.5	—
Deferred income taxes	(48.2)	1.1
Non-cash interest expense, net	9.7	12.0
Changes in operating assets and liabilities, excluding impact of acquisitions and dispositions:
Accounts receivable	16.4	37.4
Prepaid and other current assets	3.6	15.0
Due from affiliates	—	0.8
Other assets	6.5	4.3
Accounts payable	(10.1)	(7.1)
Accrued expenses	(22.9)	10.2
Due to affiliates	(22.7)	(2.1)
Other liabilities	61.2	22.1
Net cash provided by operating activities	25.8	116.6
Cash flows from investing activities:
Purchases from property and equipment	(77.5)	(83.2)
Amounts received from (advanced to) affiliate (Note 21)	117.1	(19.4)
Net cash provided by (used in) investing activities	39.6	(102.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and other financing obligations	40.0	91.7
Proceeds from recapitalization, net of issuance costs	434.5	—
Capital contribution	5.2	—
Proceeds from sale-leaseback financing	5.0	46.0
Repayment of long-term debt	(461.7)	(10.3)
Repayment of capital leases and other financing obligations	(62.1)	(36.4)
Capital redemption	(97.9)	—
Net cash (used in) provided by financing activities	(137.0)	91.0
Effect of foreign currency exchange rates on cash	3.3	2.7
Net (decrease) increase in cash	(68.3)	107.7
Cash at beginning of period	120.7	13.0
Cash at end of period	$52.4	$120.7
CYXTERA TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2021, and 2020
(in millions)

	2021	2020
Supplemental cash flow information:
Cash paid for income taxes, net	$4.5	$3.6
Cash paid for interest	$58.6	$157.4
Non-cash purchases of property and equipment	$65.7	$55.3
See accompanying notes to consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and description of the business

Cyxtera Technologies, Inc. (“Cyxtera” or the “Company”) is a global data center leader in retail colocation and interconnection services. Cyxtera’s data center platform consists of 61 highly interconnected data centers across 28 markets on three continents.

Cyxtera was incorporated in Delaware as Starboard Value Acquisition Corp. (“SVAC”) on November 14, 2019. On July 29, 2021 (the “Closing Date”), SVAC consummated the previously announced business combination pursuant to the Agreement and Plan of Merger, dated February 21, 2021 ( the “Merger Agreement”), by and among SVAC, Cyxtera Technologies, Inc. (now known as Cyxtera Technologies, LLC), a Delaware corporation (“Legacy Cyxtera”), Mundo Merger Sub 1, Inc., a Delaware Corporation and wholly owned subsidiary of SVAC (“Merger Sub 1”), Cyxtera Holdings, LLC (formerly known as Mundo Merger Sub 2, LLC), a Delaware limited liability company and wholly owned subsidiary of SVAC (“Merger Sub 2” and, together with Mundo Merger Sub 1, the “Merger Subs”), and Mundo Holdings, Inc. (“NewCo”), a Delaware corporation and wholly owned subsidiary of SIS Holdings LP, a Delaware limited partnership (“SIS”). Pursuant to the Merger Agreement, Legacy Cyxtera was contributed to NewCo and then converted into a limited liability company and, thereafter, Merger Sub 1 was merged with and into NewCo, with NewCo surviving such merger as a wholly owned subsidiary of SVAC and immediately following such merger and as part of the same overall transaction NewCo was merged with and into Merger Sub 2, with Merger Sub 2 surviving such merger as a wholly owned subsidiary of SVAC (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Business Combination, SVAC changed its name to Cyxtera Technologies, Inc.

Legacy Cyxtera was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) Topic 805. This determination was primarily based on Legacy Cyxtera’s stockholders prior to the Business Combination having a majority of the voting power in the combined company, Legacy Cyxtera having the ability to appoint a majority of the board of directors of the combined company, Legacy Cyxtera’s existing management comprising the senior management of the combined company, Legacy Cyxtera’s operations comprising the ongoing operations of the combined company, Legacy Cyxtera being the larger entity based on historical revenues and business operations and the combined company assuming Legacy Cyxtera’s name. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Cyxtera issuing stock for the net assets of SVAC, accompanied by a recapitalization. The net assets of SVAC are stated at historical cost, with no goodwill or other intangible assets recorded.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share, issued to Legacy Cyxtera’s shareholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Cyxtera common stock prior to the Business Combination have been retroactively restated as shares reflecting the effective exchange ratio of 120,568,182 utilized in the Business Combination. Refer to Note 3 for further discussion of the Cyxtera and SVAC Business Combination.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2.    Summary of significant accounting policies

a)Basis of presentation and use of estimates

The accompanying consolidated financial statements are presented in accordance with US generally accepted accounting principles (“US GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates and assumptions. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, assets acquired, and liabilities assumed from acquisitions, asset retirement obligations and income taxes.

b)Risks and uncertainties

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, asset and goodwill impairments, allowance of doubtful accounts, stock-based compensation forfeiture rates, future asset retirement obligations and the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements. Actual results and outcomes may differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.

Coronavirus (COVID-19) Update

During the year ended December 31, 2021, the COVID-19 pandemic did not have a material impact on our consolidated financial statements. The full impact that the ongoing COVID-19 pandemic will have on our future consolidated financial statements remains uncertain and ultimately will depend on many factors, including the duration and potential cyclicity of the health crisis, further public policy actions to be taken in response, as well as the continued impact of the pandemic on the global economy and our customers and vendors. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.

c)Principles of consolidation and foreign currency translation

The consolidated financial statements include Cyxtera accounts and the accounts of entities in which Cyxtera has a controlling financial interest, the usual condition of which is ownership of a majority voting interest. All material intercompany balances and transactions have been eliminated in consolidation.

The functional currency of each of the Company’s operating subsidiaries is generally the currency of the economic environment in which the subsidiary primarily does business. The Company’s foreign subsidiaries’ financial statements are translated into dollars using the foreign exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated using the end-of-period foreign exchange spot rates. Income and expenses are translated at the average foreign exchange rates for each period. Equity accounts are translated at historical foreign exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of shareholders’ equity.

For any transaction that is denominated in a currency different from the transacting entity’s functional currency, the Company records a gain or loss based on the difference between the foreign exchange rate at the transaction date and the foreign exchange rate at the transaction settlement date (or rate at period end, if unsettled) which is included within selling, general and administrative expenses in the consolidated statements of operations.

d)Financial instruments and concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. The Company operates primarily in the United States; realization of its customer accounts receivable and its future operations and cash flows could be affected by adverse economic conditions in the United

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

States. During the years ended December 31, 2021, and 2020, Lumen Technologies Inc, formerly known as CenturyLink Inc., (“Lumen”), the Company’s largest customer, accounted for approximately 11% and 14%, respectively, of the Company’s consolidated revenue. Revenues from Lumen are recognized pursuant to a Master Services Agreement (the “MSA”), dated May 1, 2017, between the Company and Lumen. The MSA originally had an initial term of three years, subject to renewal, and contained provisions related to rental of space for an initial term of 10 years, subject to renewal – see Note 11 – Leases, for the related disclosure on minimum lease receipts. On July 10, 2020, the Company entered into a new master agreement with Lumen (the “Master Agreement”). The Master Agreement replaced the MSA with retroactive effect to May 1, 2020, and provides for services with staggered terms through April 30, 2025. Provisions related to the rental of space were included on substantially the same terms as provided under the MSA. In connection with the execution and delivery of the Master Agreement, the Company also settled various other amounts due from and due to Lumen, which resulted in a net gain of approximately $11.0 million. This net gain will be recognized over the five-year term of the Master Agreement. During the years ended December 31, 2021, and 2020, no other customer accounted for more than 5% of the Company’s consolidated revenues.

e)Property and equipment

Property and equipment is recorded at the Company’s original cost or fair value for property, plant and equipment acquired through acquisition, net of accumulated depreciation and amortization. In general, depreciation is computed using the straight-line method over the estimated useful life of the asset being depreciated. Leasehold improvements are amortized over the shorter of the useful life of the asset or the length of the expected lease term. When property, plant and equipment is sold or otherwise disposed of, the costs and accumulated depreciation are generally removed from the accounts and any gain or loss is recognized in income.

The estimated useful lives used in computing depreciation and amortization are as follows:

Asset class	Estimated useful lives (years)
Buildings	10—40
Leasehold improvements	3—40
Personal property	2—15

The Company’s construction in progress is stated at original cost. Construction in progress consists of costs incurred under construction contracts, including services related to project management, engineering and schematic design, design development and construction and other construction-related fees and services. The Company has contracted out substantially all of its current construction and expansion projects to independent contractors. In addition, the Company generally capitalizes interest costs during the construction phase. During the years ended December 31, 2021, and 2020, the Company capitalized interest of $1.7 million and $3.6 million, respectively. At the time a construction or expansion project becomes operational, these capitalized costs are allocated to certain property and equipment assets and are depreciated over the estimated useful lives of the underlying assets.

Major improvements are capitalized, while maintenance and repairs are expensed when incurred.

f)Long-lived assets

Long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events and circumstances that would trigger an impairment review include, but are not limited to, a significant decrease in market price of a long-lived asset, a significant adverse change in legal factors or business climate that could affect the value of a long-lived asset, or a continuous deterioration of the Company’s financial condition. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment charges on long-lived assets during the years ended December 31, 2021, and 2020.

g)Asset retirement obligations

The Company has asset retirement obligations (each an “ARO”) primarily associated with its obligations to retire long-lived assets from leased properties under long-term arrangements and, to a lesser extent, the removal and disposal of fuel tanks from both leased and owned properties. AROs are initially measured at fair value and recognized at the time the obligation is incurred. Upon initial recognition, a liability for the retirement obligation is recorded. The associated cost is capitalized as part of the cost basis of the related long-lived asset and depreciated over the useful life of that asset. We have several leases that require remediation of the leased premises and/or removal of all of the Company’s owned property and equipment from the leased premises at the expiration of the lease term. The Company’s ARO liability associated with these activities is recorded within other liabilities and was $6.9 million and $6.5 million as of December 31, 2021, and 2020, respectively, and the related cost is capitalized within property, plant and equipment on the consolidated balance sheets.

h)Goodwill

Goodwill is calculated as the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with a business combination. Goodwill will not be amortized, but rather tested for impairment at least annually or more often if an event occurs or circumstances change which indicate impairment might exist. Goodwill is evaluated at the reporting unit level. The Company has identified a single reporting unit.

The Company conducts goodwill impairment testing as of October 1st of each year or whenever an indicator of impairment exists. The Company has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company will not be required to perform a quantitative test. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then it is required to perform a quantitative impairment test. The quantitative test compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

i)Debt issuance costs and fees

Debt issuance costs and fees are capitalized and amortized over the term of the related loans based on the effective interest method. Such amortization is a component of interest expenses, net on the consolidated statements of operations. Debt issuance costs related to outstanding debt are presented as a reduction of the carrying amount of the debt liability and debt issuance fees related to the Revolving Facility (as defined in Note 12—Long-term debt) are presented within other assets on the Company’s consolidated balance sheets.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

j)Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value is based on assumptions that market participants would use when pricing the asset or liability. The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs to the calculation, as follows:

Input level	Description of input
Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly
Level 3	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability

k)Revenue

Revenue recognition

Cyxtera derives the majority of its revenues from recurring revenue streams, consisting primarily of colocation service fees. The Company derives revenue from colocation service fees, which include fees for the licensing of space, power and interconnection services. Almost all of the Company’s revenue is derived from sales to customers in the United States, based upon the service address of the customer. Revenue derived from customers outside the United States, based upon the service address of the customer, was not significant in any individual foreign country. The remainder of the Company’s revenues are derived from non-recurring charges, such as installation fees and professional services, including remote support to troubleshoot technical issues and turnkey structured cabling solutions. The Company’s revenue contracts are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), with the exception of certain contracts that contain lease components and are accounted for in accordance with ASC Topic 840, Leases.

Under the revenue accounting guidance, revenues are recognized when control of these products and services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for the products and services. Revenues from recurring revenue streams are generally invoiced monthly in advance and recognized ratably over the term of the contract, which is generally three years. Non-recurring installation fees, although generally invoiced in a lump sum upon installation, are deferred and recognized ratably over the contract term. Professional service fees and equipment sales are also generally invoiced in a lump sum upon service delivery and are recognized in the period when the services are provided or the equipment is delivered. For contracts with customers that contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct or as a series of distinct obligations if the individual performance obligations meet the series criteria. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis. The standalone selling price is determined based on overall pricing objectives, taking into consideration market conditions, geographic locations and other factors. Other judgments include determining if any variable consideration should be included in the total contract value of the arrangement, such as price increases.

Revenue is generally recognized on a gross basis in accordance with the accounting standard related to reporting revenue on a gross basis as a principal versus on a net basis as an agent, as the Company is primarily responsible for fulfilling the contract, bears inventory risk and has discretion in establishing the price when selling to the customer. To the extent the Company does not meet the criteria for recognizing revenue on a gross basis, the Company records the revenue on a net basis.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimates credits on contractual billings using historical data and recognizes an allowance that reduces net sales. Historically, these credits have not been significant.

Occasionally, the Company enters into contracts with customers for data center, office and storage spaces, which contain lease components. The Company’s leases with customers are generally classified as operating leases and lease payments are recognized on a straight-line basis over the lease term. Lease revenues are included within revenues in the Company’s consolidated statements of operations.

Taxes collected from customers and remitted to governmental authorities are reported on a net basis and are excluded from revenue.

Contract balances

The timing of revenue recognition, billings and cash collections result in accounts receivables, contract assets and deferred revenues. A receivable is recorded at the invoice amount, net of an allowance for doubtful accounts and is recognized in the period in which the Company has transferred products or provided services to its customers and when its right to consideration is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company’s contracts generally do not include a significant financing component. The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments that the Company had expected to collect. If the financial condition of the Company’s customers deteriorates or if they become insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectable are charged to bad debt expense, which is included in selling, general and administrative expenses in the consolidated statements of operations. Delinquent account balances are written off after management has determined that collection is not probable.

A contract asset exists when the Company has transferred products or provided services to its customers, but customer payment is contingent upon satisfaction of additional performance obligations. Certain contracts include terms related to price arrangements such as price increases and free months. The Company recognizes revenues ratably over the contract term, which could potentially give rise to contract assets during certain periods of the contract term. Contract assets are recorded in prepaid and other current assets and other assets in the consolidated balance sheets.

Deferred revenue (a contract liability) is recognized when the Company has an unconditional right to a payment before we transfer products or services to customers. Deferred revenue is included in other current liabilities and other liabilities in the consolidated balance sheets.

Contract costs

Direct and indirect incremental costs solely related to obtaining revenue generating contracts are capitalized as costs of obtaining a contract when they are incremental and if they are expected to be recovered. Such costs consist primarily of commission fees and sales bonuses, contract fulfillment costs, as well as other related payroll costs. Contract costs are amortized over the estimated period of benefit, which is estimated as three years, on a straight-line basis.

For further information on revenue recognition, see Note 6—Revenue.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

l)Restructuring charges

If the Company commits to a plan to dispose of a long-lived asset before the end of its previously estimated useful life or changes its use of assets and estimated cash flows are revised accordingly, the Company may be required to record an asset impairment charge. Additionally, related liabilities may arise such as severance, contractual obligations and other accruals associated with site closures from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charges recorded.

m)Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 480, Distinguishing Liabilities from Equity (“ASC Topic 480”), and FASB ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Upon the consummation of the Business Combination, Cyxtera assumed certain warrants issued by SVAC. Such warrants consisted of public warrants issued in SVAC’s initial public offering (“IPO”) (the “Public Warrants”) and warrants issued by SVAC to the Sponsor and certain clients of Starboard Value LP (the “Forward Purchasers”) in private placement transactions (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”). The Public and Private Placement Warrants were reallocated upon the consummation of the Business Combination and recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination.

n)Income taxes

The Company files a consolidated US federal, state, local and foreign income tax returns where applicable.

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents.

o)Equity-based compensation

SIS Profit Interest Units

SIS has issued equity awards in the form of profit interest units (“PIUs”) to certain employees of Cyxtera and its affiliates. Compensation expense related to PIU awards is based on the fair value of the underlying units on the grant date. Fair value of PIUs is estimated using a Black-Scholes option pricing model (“OPM”), which requires assumptions as to expected volatility, dividends, term and risk-free rates. These PIUs vest based on a service condition. For additional information regarding equity-based compensation, see Note 15 – Equity compensation.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation

The Company maintains the 2021 Omnibus Incentive Plan (the “2021 Plan”), an equity incentive plan under which the Company may grant equity incentive awards, including non-qualified stock options and restrictive stock units, to employees, officers, directors and consultants. The Company records stock-based compensation expense based on the fair value of stock awards at the grant date and recognizes the expense over the vesting period on a straight-line basis. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience. Our assumption used to calculate the volatility of the stock options is based on public peer companies. The fair value of each restricted stock unit is estimated on the grant date using the closing stock price of Class A common stock that is being traded on the Nasdaq. Forfeitures are recorded as they occur. Compensation expense is recognized over the requisite service period for each separately vesting portion of the award, and only for those awards expected to vest.

p)    Other comprehensive (loss) income

Other comprehensive (loss) income refers to revenues, expenses, gains and losses that are included in comprehensive (loss) income but are excluded from net loss as these amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive (loss) income is composed of unrealized gains and losses on foreign currency translation adjustments.

q)    Advertising expenses

Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses of $3.2 million and $2.4 million were recorded during the years ended December 31, 2021, and 2020, respectively.

r)     Recent accounting pronouncements

The Company is as an “emerging growth company” as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, such that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of the extended transition periods and, as a result, the Company will not be required to adopt new or revised accounting standards on the adoption dates required for other public companies so long as the Company remains an emerging growth company.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The amendment is effective for the Company commencing in 2022 with early adoption permitted, and the Company expects to adopt the new standard on the effective date or the date it no longer qualifies as an emerging growth company, whichever is earlier.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires companies to measure and recognize lifetime expected credit losses for certain financial instruments, including trade accounts receivable. Expected credit losses are estimated using relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This amendment is effective commencing in 2023 with early adoption permitted, and the Company expects to adopt the new standard on the effective date or the date it no longer qualifies as an emerging growth company, whichever is earlier. Entities are permitted to use a modified retrospective approach. The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, and issued subsequent amendments to the initial guidance and implementation guidance with ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2020-05 (collectively referred to as “Topic 842”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s future obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The accounting applied by a lessor is substantially unchanged under Topic 842. The standard allows entities to adopt with one of two methods: the modified retrospective transition method or the alternative transition method. The amendment requires the recognition and measurement of leases at the beginning of the transition date using a modified retrospective approach and is effective commencing in 2022 with early adoption permitted, and the Company expects to adopt the new standard for annual periods beginning January 1, 2022, and the interim periods with annual periods beginning after January 1, 2023, or the date it no longer qualifies as an emerging growth company, if earlier. The Company may early adopt the new standard in the interim periods beginning after January 1, 2022. In the annual year beginning January 1, 2022, the Company will adopt Topic 842 using the modified retrospective transition method.

The Company expects to elect the package of practical expedients which allows the Company not to reassess (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) the lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

The Company expects that this standard will have a material effect on its financial statements, including: (1) the recognition of new ROU assets and lease liabilities on its balance sheet for operating leases; and (2) significant new financial statement disclosures regarding our leasing activities. The Company is currently evaluating the extent of the impact that the adoption of this standard will have on its accounting, processes and systems.

Note 3.    Business combination

July 29, 2021, Acquisition of Legacy Cyxtera

On July 29, 2021, Legacy Cyxtera consummated the Business Combination with SVAC, with Legacy Cyxtera deemed the accounting acquirer. The Business Combination was accounted for as a reverse recapitalization with no goodwill or other intangible assets recorded, in accordance with US GAAP. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Cyxtera issuing stock for net assets of SVAC, accompanied by a recapitalization. As stated in Note 1, in connection with the closing of the Business Combination, SVAC was renamed Cyxtera Technologies, Inc.

Of the 40,423,453 shares of SVAC’s Class A common stock issued in its IPO (“Public Shares”) in September 2020, holders of 26,176,891 shares of SVAC’s Class A common stock properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from SVAC’s IPO, calculated as of two business days prior to the consummation of the Business Combination, which was

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $10.00 per share or $261.8 million in the aggregate. As a result, 14,246,562 shares of Class A common stock remained outstanding, leaving $142.5 million in the trust account.

As a result of the Business Combination, 106,100,000 shares of Class A common stock were issued to SIS, the sole stockholder of Cyxtera prior to the Business Combination, and 25,000,000 shares of Class A common stock were issued to certain qualified institutional buyers and accredited investors, at a price of $10.00 per share, for aggregate consideration of $250.0 million, for the purpose of raising additional capital for use by the combined company following the closing of the Business Combination and satisfying one of the conditions to the closing (the “PIPE Investment”). Additionally, as a result of the Business Combination, 10,526,315 shares of Class A common stock were issued to the “Forward Purchasers” for $100 million and 10,105,863 shares of SVAC Class B common stock held by the Sponsor, automatically converted to 10,105,863 shares of Class A common stock.

In connection with SVAC’s IPO, the Forward Purchasers and SVAC entered into an Optional Share Purchase Agreement, dated September 9, 2020 (the “Optional Share Purchase Agreement”), pursuant to which the Forward Purchasers were granted the option, exercisable anytime or from time to time during the six-month period following the day that is the first business day following the closing of the Company’s initial business combination, to purchase common equity of the surviving entity in the initial business combination (the “Optional Shares”) at a price per Optional Share of $10.00, subject to adjustments. In connection with the Merger Agreement, Legacy Cyxtera and the Forward Purchasers entered into a letter agreement pursuant to which the Forward Purchasers agreed not to purchase Optional Shares for an aggregate amount exceeding $75.0 million. On July 29, 2021, immediately prior to the consummation of the Transactions, Legacy Cyxtera entered into a second letter agreement (the “Optional Purchase Letter Agreement”) with the Forward Purchasers pursuant to which the parties agreed to amend the Optional Share Purchase Agreement to limit the number of Optional Shares available for purchase by the Forward Purchasers in the six-month period following the Transactions from $75.0 million to $37.5 million. Additionally, pursuant to an assignment agreement entered into concurrently with the Optional Purchase Letter Agreement (the “Assignment Agreement”), the Forward Purchasers agreed to assign an option to purchase $37.5 million of Optional Shares under the Optional Share Purchase Agreement to SIS. As a result of the Optional Purchase Letter Agreement and the Assignment Agreement, each of SIS and the Forward Purchasers had an option to purchase, at a price of $10.00 per share, up to 3.75 million shares of Class A common stock (for a combined maximum amount of $75.0 million or 7.5 million shares) during the six-month period following the day that is the first business day following the closing date of the Transactions. The exercise price of $10.00 per share is subject to adjustment in proportion to any stock dividends, stock splits, reverse stock splits or similar transactions. If the optional share purchase holder exercises the option, then the Company would be obligated to issue shares of Class A common stock in exchange for cash (the option would be settled on a gross basis). The accounting guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC Subtopic 815-40”), states that contracts should be classified as equity instruments (and not as an asset or liability) if they are both (1) indexed to the issuer’s own stock and (2) classified in stockholders’ equity in the issuer’s statement of financial position. The optional share purchase options are indexed to the Company’s Class A common stock because the options are considered a fixed-for-fixed option on equity shares, pursuant to which the option holder will receive a fixed number of Class A common stock for a fixed conversion price of $10.00 per share. The Optional Share Purchase Agreement contains no contingent exercise or settlement provisions, which would preclude equity classification. In January 2022, the Optional Shares were exercised by the holders at an exercise price of $10.00 per share, which resulted in the Company receiving $75.0 million of proceeds and the issuance of 7.5 million shares. See Note 22—Subsequent Events for additional information.

After giving effect to the Transactions, the redemption of the Public Shares as described above, the issuance of shares as part of the forward purchase and the consummation of the PIPE Investment, there were 165,978,740 shares of Class A common stock issued and outstanding, immediately following the completion of the Business Combination. The Class A common stock and Public Warrants commenced trading on the Nasdaq on July 30, 2021. As noted above, an aggregate of $261.8 million was paid from SVAC’s trust account to holders that properly exercised their right to have Public Shares redeemed, and the remaining balance immediately prior to the closing remained in the trust account. After taking into account the funds of $142.5 million in the trust account and $1.4 million from SVAC’s cash operating accounts after redemptions, the $250.0 million in gross proceeds from the PIPE Investment and the $100.0 million in gross proceeds from forward purchase, the Company received

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $493.9 million in total cash from the Business Combination, before direct and incremental transaction costs of approximately $59.4 million and debt repayment of $433.0 million, plus accrued interest. The $433.0 million debt repayment includes the full repayment of Legacy Cyxtera’s 2017 Second Lien Term Facility of $310.0 million and pay down of Legacy Cyxtera’s Revolving Facility and 2021 Revolving Facility (each as defined in Note 12) of $123.0 million, plus accrued interest.

Prior to the Business Combination, Legacy Cyxtera and SVAC filed separate federal, state and local income tax returns. As a result of the Business Combination, which qualified as a reverse recapitalization, SVAC (now known as Cyxtera Technologies, Inc.) became the legal parent of the consolidated filing group, with Legacy Cyxtera (now known as Cyxtera Technologies, LLC) as a subsidiary.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2021:

Recapitalization ( in millions)
SVAC’s trust and cash, net of redemption	$143.9
Cash-PIPE Investment	250.0
Cash-Forward Purchase	100.0
Less: transaction cost and advisory fees, net of tax benefit	(59.4)
Net proceeds from reverse recapitalization	434.5
Plus: non-cash net liabilities assumed(1)	(41.8)
Less: accrued transaction costs and advisory fees	(0.4)
Net contributions from reverse recapitalization	$392.3

(1)Represents $41.8 million of non-cash Public and Private Warrant liabilities assumed.

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

The Company’s potential dilutive shares, which include outstanding Public and Private Placement Warrants, unvested employee stock options, unvested restricted stock units, and options issued to the Forward Purchasers and SIS pursuant to the Optional Share Purchase Agreement, have been excluded from diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of December 31, 2021, from the computation of diluted net loss per share because including them would have an anti-dilutive effect:

Year Ended December 31,
2021
Public and Private Warrants	19,356,867
Unvested employee stock options	849,233
Unvested restrictive stock units	3,347,511
Optional Shares	7,500,000
Total Shares	31,053,611

For the year ended December 31, 2020, the Company did not have any potential dilutive shares.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Optional Shares exercised and the Public and Private Warrants exercised in January 2022 an additional 12,359,162 of common shares were issued. For further information refer to Note 22, Subsequent Events.

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

Moses Lake site

In February 2021, the Company notified the landlord of the Moses Lake data center facility in the State of Washington of its intent to cease the use of the space. Accordingly, the Company accelerated depreciation and amortization of all assets on the site, including favorable leasehold interest amortization, which resulted in $1.8 million additional depreciation and amortization during the year ended December 31, 2021, and $0.6 million additional favorable leasehold interest amortization, recorded in cost of revenues, during the year ended December 31, 2021, respectively. The Company ceased use of the property in June 2021 at which time it met the conditions for recording a charge related to the remaining lease obligation of $58.5 million. There is no sublease in place on this property. Furthermore, management believes the ability to sublease the property is remote and as such has not made any assumption for the future cash flows from a potential sublease in making this estimate.

As of December 31, 2021, the restructuring liability reserve is entirely related to lease termination costs and is included in other liabilities in the consolidated balance sheets. The activity in the restructuring liability reserve for the year ended December 31, 2021, was as follows (in millions):

2021
Beginning balance	$—
Lease termination costs	64.4
Reclassification of deferred rent credits	3.4
Accretion	3.5
Payments	(9.0)
Ending balance	$62.3

Note 6.    Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into recurring revenue and non-recurring revenues. Cyxtera derives the majority of its revenues from recurring revenue streams, consisting primarily of colocation service fees. These fees are generally billed monthly and recognized ratably over the term of the contract. The Company’s non-recurring revenues are primarily composed of installation services related to a customer’s initial deployment and professional services the Company performs. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and recognized ratably over the period of the contract term as discussed in Note 2 in accordance with ASC Topic 606.

	2021	2020
Recurring revenue	$671.5	$657.4
Non-recurring revenues	32.2	33.1
Total	$703.7	$690.5

Contract balances

The following table summarizes the opening and closing balances of the Company’s receivables; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Receivables	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Closing balances as of December 31, 2019	$65.2	$32.5	$23.8	$14.6	$9.6
Net (decrease) increase during the year ended December 31, 2020	(31.7)	(8.7)	(7.0)	1.0	8.5
Closing balances as of December 31, 2020	33.5	23.8	16.8	15.6	18.1
Net (decrease) increase during the year ended December 31, 2021	(15.2)	(6.6)	(4.7)	(1.1)	(3.4)
Closing balances as of December 31, 2021	18.3	17.2	12.1	14.5	14.7
The difference between the opening and closing balances of the Company’s contract assets and deferred revenues primarily results from the timing difference between the Company’s performance obligation and the customer’s payment. The amounts of revenue recognized during the years ended December 31, 2021, and 2020, from the opening deferred revenue balance was $15.6 million and $8.2 million, respectively. During the years ended December 31, 2021, and 2020, no impairment loss related to contract balances was recognized in the consolidated statements of operations.

In addition to the contract liability amounts shown above, deferred revenue on the consolidated balance sheets includes $46.1 million and $44.6 million of advanced billings as of December 31, 2021, and 2020, respectively.

Contract costs

The ending balance of net capitalized contract costs as of December 31, 2021, and 2020 was $29.3 million and $40.6 million, respectively, $17.2 million and $23.8 million of which were included in prepaid and other current assets in the consolidated balance sheets as of December 31, 2021, and 2020, respectively, and $12.1 million and $16.8 million of which were included in other assets in the consolidated balance sheets as of December 31, 2021, and 2020, respectively. For the years ended December 31, 2021, and 2020, $26.5 million and $35.1 million, respectively, of contract costs was amortized, $15.2 million and $24.1 million of which were included in cost of revenues, excluding depreciation and amortization in the consolidated statements of operations for the years ended December 31, 2021, and 2020, respectively, and $11.3 million and $11.0 million of which were included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2021, and 2020.

Remaining performance obligations

Under colocation contracts, Cyxtera’s performance obligations are to provide customers with space and power through fixed duration agreements, which are typically three years in length. Under these arrangements, the Company bills customers on a monthly basis. Under interconnection agreements, Cyxtera’s performance obligations are to provide customers the ability to establish connections to their network service providers and business partners. Interconnection services are typically offered on month-to-month contract terms and generate recurring revenue.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cyxtera’s remaining performance obligations under its colocation agreements represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the use of metered power, or any contracts that could be terminated without significant penalties, such as the majority of interconnection revenues. The aggregate amount allocated to performance obligations that were unsatisfied or partially unsatisfied as of December 31, 2021, was $818.0 million, of which 45%, 27% and 28% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively. The aggregate amount allocated to performance obligations that were unsatisfied or partially unsatisfied as of December 31, 2020 was $869.3 million, of which 49%, 27%, and 24% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively.

While initial contract terms vary in length, substantially all contracts automatically renew in one-year increments. Included in the remaining performance obligations is either (1) remaining performance obligations under the initial contract terms or (2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed.

Note 7.     Balance sheet components

Allowance for doubtful accounts

The activity in the allowance for doubtful accounts during the year ended December 31, 2021, and 2020 was as follows (in millions):

	2021	2020
Beginning balance	$1.4	$13.5
Recoveries (Write-offs)	0.1	(6.5)
Reversal of allowance	(1.2)	(5.5)
Impact of foreign currency translation	—	(0.1)
Ending balance	$0.3	$1.4

During the year ended December 31, 2021, the Company recorded recoveries of $0.1 million and decreased its allowance by $1.2 million, respectively. During the year ended December 31, 2020, the Company recorded write-offs of $6.5 million and decreased its allowance by $5.5 million, respectively. The allowance for doubtful accounts was impacted to a lesser extent from foreign currency translation during the same period.

Factored receivables

On February 9, 2021, a subsidiary of Cyxtera entered into a Master Receivables Purchase Agreement with Nomura Corporate Funding America, LLC (the “Factor”) to factor up to $37.5 million in open trade receivables at any point during the term of the commitment, which extends for a period of 540 days provided that the Factor has the right to impose additional conditions to its obligations to complete any purchase after 360 days. The Factor has not imposed any such additional conditions. Pursuant to the terms of the arrangement, a subsidiary of the Company shall, from time to time, sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The agreement allows for up to 85% of the face amount of an invoice to be factored. The unused balance fee under the arrangement is 2%. During the year ended December 31, 2021, the Company’s subsidiary factored $101.2 million receivables and received $99.5 million, net of fees of $1.7 million. Cash collected under this arrangement is reflected within the change in accounts receivables in the consolidated statement of cash flows.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepaid and other current assets

Prepaid and other current assets consist of the following as of December 31, 2021, and 2020 (in millions):

	2021	2020
Contract asset, current	$17.2	$23.8
Prepaid expenses	19.3	14.6
Value added tax (“VAT”) receivable	—	0.9
Other current assets	1.0	2.6
Total prepaid and other current assets	$37.5	$41.9

Note 8.    Property, plant and equipment, net

Property, plant and equipment, net consist of the following as of December 31, 2021, and 2020 (in millions):

	2021	2020
Land	$10.6	$10.6
Buildings	1,030.4	986.1
Leasehold improvements	933.5	882.8
Personal property	222.9	186.8
Construction in progress	65.2	68.9
	2,262.6	2,135.2
Less: accumulated depreciation and amortization	(731.8)	(554.5)
Property, plant and equipment, net	$1,530.8	$1,580.7

Assets under capital leases and related accumulated amortization are $943.8 million and $193.4 million, respectively, as of December 31, 2021, and $941.4 million and $137.7 million, respectively, as of December 31, 2020.

Depreciation and amortization expense amounted to $180.3 million and $171.4 million, respectively, for the years ended December 31, 2021, and 2020.

Note 9.    Goodwill and intangible assets

Goodwill was $761.7 million and $762.2 million as of December 31, 2021, and 2020, respectively. The change in goodwill during the years ended December 31, 2021, and 2020 was due to foreign currency translation. The Company has not recorded any goodwill impairment related to its colocation business since inception.

In addition, the Company has indefinite-lived intangible assets of $0.5 million as of December 31, 2021, and 2020.

Summarized below are the carrying values for the major classes of amortizing intangible assets as of December 31, 2021, and 2020 (in millions):

	2021			2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$768.0	$(281.4)	$486.6	$768.0	$(221.1)	$546.9
Favorable leasehold interests	57.6	(24.9)	32.7	59.3	(20.4)	38.9
Developed technology	0.3	(0.3)	—	0.3	(0.3)	—
Total intangibles	$825.9	$(306.6)	$519.3	$827.6	$(241.8)	$585.8

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The main changes in the carrying amount of each major class of amortizing intangible assets during the years ended December 31, 2021, and 2020 was amortization and, to a lesser extent, the impact of foreign currency translation.

Amortization expense on intangible assets, excluding the impact of unfavorable leasehold interest amortization, amounted to $66.2 million and $65.8 million, respectively, for the years ended December 31, 2021, and 2020. Amortization expense for all intangible assets, except favorable leasehold interests, was recorded within depreciation and amortization expense in the consolidated statements of operations. As of December 31, 2021, and 2020, the Company had $16.2 million and $18.5 million, respectively, of unfavorable leasehold interests included within other liabilities in the accompanying consolidated balance sheets. Favorable leasehold amortization of $5.9 million and $5.4 million, and unfavorable leasehold amortization of $2.3 million and $2.3 million, respectively, was recorded within cost of revenues, excluding depreciation and amortization in the consolidated statements of operations for the years ended December 31, 2021, and 2020.

The Company estimates annual amortization expense for existing intangible assets subject to amortization is as follows (in millions):

For the years ending:
2022	$65.7
2023	65.7
2024	65.7
2025	65.0
2026	64.4
Thereafter	192.8
Total amortization expense	$519.3

Impairment tests

The Company performs annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. No impairment charges were recorded during the years ended December 31, 2021, and 2020.

During the years ended December 31, 2021, and 2020, the Company performed a qualitative assessment, which consists of an assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount.

As of December 31, 2021, and 2020, the Company concluded goodwill was not impaired as the fair value of the reporting unit exceeded its carrying value, including goodwill.

Note 10. Fair value measurements

The fair value of cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate their carrying value because of the short-term nature of these instruments.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The carrying values and fair values of other financial instruments are as follows as of December 31, 2021, and 2020 (in millions):

	2021		2020
	Carrying value	Fair value	Carrying value	Fair value
2017 First Lien Term Facility	$778.3	$780.0	$786.6	$730.6
2019 First Lien Term Facility	97.5	98.0	98.5	93.0
2017 Second Lien Term Facility	—	—	310.0	241.8
Revolving Facility	2.7	2.7	142.6	142.6
2021 Revolving Facility	37.3	37.3	—	—

The fair value of our First Lien Term Facility (as defined in Note 12) as of December 31, 2021, and 2020 was based on the quoted market price for this instrument in an inactive market, which represents a Level 2 fair value measurement. During the year ended December 31, 2021, the 2017 Second Lien Term Facility (as defined in Note 12) was paid in full. At December 31, 2020, the quoted market price for this instrument was also based on the quoted market price in an inactive market, representing a Level 2 fair value measurement. The carrying value of the Revolving Facility (as defined in Note 12) and the 2021 Revolving Facility (as defined in Note 12) approximates estimated fair value as of December 31, 2021, and 2020 due to the variability of interest rates. Debt issuance costs of $7.5 million and $17.1 million, respectively, as of December 31, 2021, and 2020 are not included in the carrying value of these instruments as shown above.

Note 11. Leases

Capital lease obligations and sale-leaseback financings
The Company leases certain facilities and equipment under capital lease arrangements that expire at various dates ranging from 2022 to 2054. The Company also enters sale-leaseback financings, primarily relating to equipment. Amortization of assets under capital leases is included in depreciation and amortization expense in the Company’s consolidated statements of operations. Payments on capital leases and sale-leaseback financings are included in repayments of capital leases and sale-leaseback financings in the Company’s consolidated statements of cash flows.

The weighted-average interest rate on the Company’s sale-leaseback financings is 7.9% as of December 31, 2021. The lease terms of the Company’s sale-leaseback financings range from 24 to 36 months. During the years ended December 31, 2021, and 2020, the Company had additions to assets and liabilities recorded as sale-lease financings of $5.0 million and $46.0 million, respectively.

The future minimum lease payments under capital lease arrangements and sale-leaseback financings as of December 31, 2021, are as follows (in millions):

For the years ending:
2022	$135.1
2023	128.3
2024	118.5
2025	120.6
2026	119.3
Thereafter	2,285.0
Total minimum lease payments	2,906.8
Less: amount representing interest	(1,930.5)
Present value of net minimum lease payments	976.3
Less: current portion	(38.5)
Capital leases, net of current portion	$937.8

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest expense recorded in connection with capital leases and sale-leaseback financings totaled $101.5 million and $98.0 million, respectively, for the years ended December 31, 2021, and 2020 and is included within interest expense, net in the accompanying consolidated statements of operations.

Operating leases

The Company leases the majority of its data centers and certain equipment under noncancelable operating lease agreements. The Company’s operating leases for data centers expire at various dates from 2022 to 2045 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated rent expense abatement periods for certain leases to better match the phased build out of its data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the term of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent within other liabilities in the consolidated balance sheets.

As described in Note 2 – Significant accounting policies, occasionally, the Company enters into contracts with customers for data center, office and storage spaces that contain lease components. The Company’s leases with customers are generally classified as operating leases and lease payments are recognized on a straight-line basis over the lease term.

The future minimum lease receipts and payments under operating leases as of December 31, 2021, are as follows (in millions):

For the years ending:	Lease receipts	Lease commitments(1)
2022	$12.2	$60.3
2023	12.2	59.7
2024	12.2	59.2
2025	12.2	50.6
2026	12.2	46.3
Thereafter	4.1	273.8
Total minimum lease receipts/payments	$65.1	$549.9
(1)Minimum lease payments have not been reduced by minimum sublease rentals of $45.1 million due in the future under non-cancelable subleases.

Total rent expense, including the $64.4 million restructuring charge for Moses Lake and Addison as described in Note 5 and the net impact from amortization of favorable and unfavorable leasehold interests, was approximately $181.0 million and $113.8 million, respectively, for the years ended December 31, 2021, and 2020. The $64.4 million exit costs are included within restructuring, impairment, site closures and related costs in the consolidated statements of operations. The remainder is included within cost of revenues, excluding depreciation and amortization in the consolidated statements of operations.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-term debt

Long-term debt consists of the following as of December 31, 2021, and 2020 (in millions):

	2021	2020
2017 First Lien Term Facility due May 2024	$778.3	$786.6
2019 First Lien Term Facility due May 2024	97.5	98.5
2017 Second Lien Term Facility due May 2025	—	310.0
Revolving Facility due May 2022	2.7	142.6
2021 Revolving Facility due November 2023	37.3	—
Less: unamortized debt issuance costs	(7.5)	(17.1)
	908.3	1,320.6
Less: current maturities of long-term debt	(11.8)	(9.1)
Long-term debt, net current portion	$896.5	$1,311.5

Senior Secured Credit Facilities

On May 1, 2017, a subsidiary of the Company (the “Borrower”) entered into credit agreements for up to $1,275.0 million of borrowings under first and second lien credit facilities (together with the 2019 First Lien Term Facility and the 2021 Revolving Facility described below, collectively, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of (a) a first lien credit agreement providing for (i) a $150.0 million first lien multi-currency revolving credit facility (the “Revolving Facility”) and (ii)(a) an $815.0 million first lien term loan borrowing (the “2017 First Lien Term Facility”) and (b) a second lien credit agreement providing for a $310.0 million second lien term loan credit borrowing (the “2017 Second Lien Term Facility”). On May 13, 2019, the Borrower borrowed an additional $100.0 million under the incremental first lien loan under the first lien credit agreement (the “2019 First Lien Term Facility”). On May 7, 2021, certain of the lenders under the Revolving Facility entered into an amendment with Cyxtera pursuant to which they agreed to extend the maturity date for certain revolving commitments from May 1, 2022, to November 1, 2023. Under these terms of the amendment, $141.3 million of commitments under the existing Revolving Facility were exchanged for $120.1 million of commitments under a new revolving facility (the “2021 Revolving Facility”). The 2021 Revolving Facility has substantially the same terms as Revolving Facility, except that the maturity date of the 2021 Revolving Facility is November 1, 2023. In connection with the amendment, the Company repaid $19.6 million of the outstanding balance under the Revolving Facility on May 10, 2021. The amounts owed under the 2017 Second Lien Term Facility, the Revolving Facility and the 2021 Revolving Facility were repaid in July and August 2021 following the consummation of the Business Combination—see Note 3. The Company recognized a loss on extinguishment of debt of $5.2 million, which resulted from the write off of deferred financing costs attributed to the 2017 Second Lien Term Facility. The $5.2 million loss on extinguishment of debt is included within interest expense, net in the consolidated statements of operations for the year ended December 31, 2021. Subsequent to the consummation of the Business Combination and the pay-down of the Revolving Facility and the 2021 Revolving Facility, the Company drew down an additional $40.0 million from such revolving facilities during the year ended December 31, 2021. As of December 31, 2021, a total of $40.0 million was outstanding and approximately $88.8 million was available under the revolving facilities.

The Senior Secured Credit Facilities are secured by substantially all assets of Borrower and contain customary covenants, including reporting and financial covenants, some of which require the Borrower to maintain certain financial coverage and leverage ratios, as well as customary events of default, and are guaranteed by certain of the Borrower’s domestic subsidiaries. As of December 31, 2021, the Company believes the Borrower was in compliance with these covenants. The Revolving Facility, the 2021 Revolving Facility, the 2017 First Lien Term Facility and the 2019 First Lien Term Facility have a five-year, 18-month, seven-year and five-year term, respectively, and are set to expire on May 1, 2022, November 1, 2023, May 1, 2024, and May 1, 2024, respectively.

The Borrower is required to make amortization payments on each of the 2017 First Lien Term Facility and the 2019 First Lien Term Facility at a rate of 1.0% of the original principal amount per annum, payable on a

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarterly basis, with the remaining balance to be repaid in full at maturity. The First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 2.0% to 3.0%. The 2019 First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 3.0% to 4.0%. The 2017 Second Lien Term Facility, which was repaid in August 2021, bore interest at a rate based on LIBOR plus a margin that varied from 6.25% to 7.25%. As of December 31, 2021, the rate for the 2017 First Lien Term Facility was 4.0%, and the rate for the 2019 First Lien Term Facility was 5.0%, respectively.

The Revolving Facility and the 2021 Revolving Facility allow the Borrower to borrow, repay and reborrow over their stated term. The Revolving Facility and the 2021 Revolving Facility provide a sublimit for the issuance of letters of credit of up to $30.0 million at any one time. Borrowings under the Revolving Facility and the 2021 Revolving Facility bear interest at a rate based on LIBOR plus a margin that can vary from 2.5% to 3.0% or, at the Borrower’s option, the alternative base rate, which is defined as the higher of (a) the Federal Funds Rate plus 0.5%, (b) the JP Morgan prime rate or (c) one-month LIBOR plus 1%, in each case, plus a margin that can vary from 1.5% to 3.0%. As of December 31, 2021, the rate for the Revolving Facility and the 2021 Revolving Facility was 3.1%. The Borrower is required to pay a letter of credit fee on the face amount of each letter of credit, at a 0.125% rate per annum. The balance of the Revolving Facility and the 2021 Revolving Facility was $40.0 million as of December 31, 2021.

The aggregate maturities of our long-term debt, including the Revolving Facilities, are as follows as of December 31, 2021 (in millions):

For the years ending:	Principal amount
2022	$11.8
2023	46.5
2024	850.0
2025	—
Total	$908.3

Interest expense, net

Interest expense, net for the years ended December 31, 2021, and 2020 consist of the following (in millions):

	2021	2020
Interest expense on debt, net of capitalized interest	$53.3	$66.6
Interest expense on capital leases	101.5	98.0
Amortization of deferred financing costs and fees	10.1	5.8
Interest income on Promissory Notes (Note 21)	—	(1.0)
Total	$164.9	$169.4

Note 13.     Warrant liabilities

In September 2020, in connection with SVAC’s IPO, SVAC issued Public Warrants to purchase shares of SVAC Class A common stock at $11.50 per share. Simultaneously with the consummation of the IPO, SVAC issued Private Placement Warrants to purchase shares of its Class A common stock at $11.50 per share to the Sponsor and to SVAC’s underwriters. In July 2021, in connection with the Business Combination transaction described in Note 3, additional Public and Private Placement Warrants were issued to SVAC common stockholders, including the Forward Purchasers. At July 29, 2021 (the Business Combination date), and December 31, 2021, there were 11,620,383 and 10,779,927 of Public Warrants and 8,576,940 and 8,576,940 of Private Placement Warrants outstanding, respectively. The Public and Private Placement Warrants expire five years from the completion of the Business Combination.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Public and Private Placement Warrants may only be exercised for a whole number of shares. In September 2021 we filed a Registration Statement on Form S-1 for, among other things, the registration, under the Securities Act of 1933, as amended, of the issuance of Class A common stock issuable upon exercise of the Public and Private Placement Warrants. The Public and Private Placement Warrants are governed by the terms of that certain Warrant Agreement, dated September 9, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agent”).

We may call the Public Warrants for redemption:

•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption; and
•if, and only if, the last reported sales price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant Agreement.

In addition, commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants for shares of Class A common stock (including both Public and Private Placement Warrants):

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
•if, and only if, the last sale price of Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrant holders;
•if, and only if, the Private Placement Warrants also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and
•if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given, or an exemption from registration is available.

The Private Placement Warrants may be exercised for cash or on a cashless basis, so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the initial purchasers or any of their permitted transferees, they will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants.

The exercise price and number of shares of Class A common stock issuable upon exercise of the Public and Private Placement Warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. The exercise price of the Public and Private Placement Warrants would have adjusted if, in connection with the closing of the Business Combination, we issued additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes at an issue price or effective issue price of less than $9.20 per share and certain other conditions were satisfied. The Public and Private Placement Warrant exercise price would have been adjusted to be equal to 115% of the price received in the new issuance. In connection with the Business

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Combination, we did not issue any additional shares of Class A common stock for capital raising purposes at an issue price or effective issue price of less than $9.20 per share, therefore the price reset provision was not triggered.

The Public and Private Placement Warrants have provisions which could affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed equity instrument, and accordingly, the warrants are accounted for as liabilities in accordance with ASC Subtopic 815-40, with changes in fair value included as change of fair value of warrant liabilities in other expenses in the consolidated statements of operations.

The Public and Private Placement Warrants are measured at fair value on a recurring basis. The Public Warrants are traded on the Nasdaq and are recorded at fair value using the closing price as of the measurement date, and as such, represents a Level 1 fair value measurement. At the acquisition date, the Private Placement Warrants are recorded at fair value on a recurring basis using a Monte Carlo simulation model and unobservable inputs, and as such, represent a Level 3 fair value measurement. The Monte Carlo simulation model requires inputs such as the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is considered a Level 1 input as shares of our Class A common stock are freely traded on the Nasdaq. The risk-free interest rate assumption is determined by using the US Treasury rates of the same period as the expected term of the Private Placement Warrants. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the warrants. Our volatility is derived from several publicly traded peer companies and the implied volatility of our Public Warrants.

We will continue to adjust the Public and Private Placement Warrant liabilities for changes in fair value for the Public and Private Placement Warrants until the warrants are exercised, redeemed or cancelled.

In December 2021, the Company announced that it would redeem all Public and Private Placement Warrants that remained outstanding as of 5:00 p.m., New York time, on January 19, 2022. Pursuant to the terms of the Warrant Agreement, prior to the Redemption Time, the warrant holders were permitted to exercise their warrants either (a) on a cash basis by paying the exercise price of $11.50 per warrant in cash or (b) on a “cashless basis,” in which case the holder would receive 0.265 shares of Class A common stock per warrant. As of December 31, 2021, 840,456 Public Warrants were exercised in accordance with the terms of the Warrant Agreement, resulting in the issuance of 228,450 shares of Class A common stock. None of the Private Warrants were exercised through December 31, 2021. For the Public Warrants exercised through December 31, 2021, the warrants were marked to market through the settlement date utilizing the publicly traded closing stock price of the Public Warrants on the settlement date, with changes in the fair value through the settlement date recorded as change of fair value of warrant liabilities in other expenses in the consolidated statements of operations. Upon settlement, the remaining warrant liabilities were derecognized and the liabilities and cash received from warrant holders was recorded as consideration for the common shares issued (an increase of $2.8 million was recorded to additional paid in capital). As a result of the redemption notice for the Public and Private Warrants, the valuation method for the Private Placement Warrants was changed from the Monte Carlo Simulation to utilizing a fair value based on the publicly traded closing price of the Public Warrants given that in connection with the terms of the redemption notice, the exercise and settlement provision of the Public and Private Warrants are substantially the same. Such fair value determination represents a Level 2 fair value input. Subsequent to December 31, 2021, the remaining Public and Private Warrants were either exercised by the holders, or if not exercised, such warrants were redeemed by the Company at the Redemption Time (See Note 22, Subsequent Events).

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There was a transfer between fair value measurement level (from Level 3 to Level 2) for the Private Placement Warrants that were called for redemption in December 2021. There were no Level 3 warrant liabilities outstanding during the year ended December 31, 2020. The following table presents information about the Company’s movement in its Level 1, Level 2 and Level 3 warrant liabilities measured at fair value (in millions):

	Public Warrants (Level 1)	Private Warrants (Level 2)	Private Warrants (Level 3)	Total
Balance at the beginning of the period	$—	$—	$—	$—
Warrant liabilities assumed on July 29, 2021	23.2	—	18.6	41.8
Level 3 transfer-out and Level 2 transfer-in value	—	18.6	(18.6)	—
Change in the fair value of the warrant liabilities	15.5	10.0	—	25.5
Warrants exercised for Class A common stock	(2.6)	—	—	(2.6)
Balance at the end of the period	$36.1	$28.6	$—	$64.7

The key assumptions used to determine the fair value of the Private Placement Warrants at July 29, 2021 (the date the warrant obligation was assumed by Cyxtera) using the Monte Carlo simulation model were as follows:

Inputs	As of July 29, 2021
Risk-free interest rate	0.73%
Volatility for Least-Square Monte Carlo Model	35.7%
Expected Term in Years	5.00
Fair Value of Class A Common Stock	$9.55

Note 14. Shareholders’ equity

As mentioned in Note 1, the equity structure has been restated in all the comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share, issued to Legacy Cyxtera’s shareholder in connection with the Business Combination. Accordingly, the shares and corresponding capital amounts and earnings per share prior to the Business Combination have been retroactively restated as of January 1, 2020, to 115,745,455 shares, as shown in the consolidated statements of changes in shareholders’ equity. The Company’s authorized shares capital consists of 510,000,000 shares of capital stock, of which 500,000,000 are designated as Class A common stock, and 10,000,000 are designated as preferred stock. As of December 31, 2020, Legacy Cyxtera had 115,745,455 shares of Class A common stock issued and outstanding, which shares were owned by SIS. On February 19, 2021, Cyxtera redeemed, cancelled and retired 9,645,455 shares of its common stock, par value $0.0001, prior to the Business Combination, held by SIS, in exchange for the payment of $97.9 million by the Company to SIS. In December 2021, 840,456 Public Warrants were exercised in accordance with the terms of the Warrant Agreement, resulting in the issuance of 228,450 shares of Class A common stock. As of December 31, 2021, the Company had 166,207,190 shares of Class A common stock issued and outstanding, of which 64% was beneficially owned by SIS. As of December 31, 2021, and 2020, there were no shares of preferred stock issued or outstanding.

During the year ended December 31, 2021, SIS made a capital contribution of $5.2 million to fund a Business Combination transaction bonus that was paid to current and former employees and directors of Legacy Cyxtera. The transaction bonus of $5.2 million is included within transaction-related costs in the consolidated statements of operations for the year ended December 31, 2021.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Equity compensation

SIS Holdings LP Class B Profit Units

SIS adopted the SIS Holdings LP Class B Unit Plan (the “SIS Plan”) in May 2017. The purpose of the SIS Plan was to promote the interests of SIS and its controlled affiliates, including Cyxtera and Appgate (former cybersecurity business), by (a) attracting and retaining officers, directors, managers, employees and consultants of SIS and its controlled affiliates and (b) enabling such persons to acquire an equity interest in and participate in the long-term growth and financial success of SIS and its controlled affiliates. 1,000,000 Class B profit interest units were available for issuance pursuant to awards under the SIS Plan. Class B units issued under the SIS Plan are limited partnership units in SIS and are subject to the terms and conditions of the Amended and Restated Limited Partnership Agreement of SIS, dated May 1, 2017.

All awards were issued in 2017, 2018 and 2019 (none were issued in 2020 or 2021). Awards under the SIS Plan are subject to a vesting schedule measured by a service condition such that awards vest 25% after the first anniversary of issue date (or, with respect to certain employees, the earlier of their hire date and May 1, 2017) and the remainder vest in equal monthly installments over the 42 months following the initial vesting date. In addition, vesting of all unvested units will be accelerated upon the satisfaction of a performance condition, namely an “exit event.” An exit event is defined as a change of control through sale of all or substantially all of the assets of SIS and its subsidiaries (whether by merger, recapitalization, stock sale or other sale or business combination, including the sale of any subsidiary accounting for all or substantially all of the revenues of SIS and its subsidiaries on a consolidated basis) or any transaction resulting in a change of in excess of 50% of the beneficial ownership of the voting units of SIS. The holders of the Class B units were not required to make any capital contributions to SIS or the Company in exchange for their Class B units and are entitled to receive distributions on their vested units (including those accelerated upon an exit event).

Compensation expense related to the Class B units is recognized based on the estimated fair values of the Class B units and recognized on a straight line basis over the service period. The fair value of the Class B units was estimated using a Black-Scholes OPM, which estimates the fair value of each class of security using call options. Similar to call options for publicly-traded stock, call options used in an OPM assign value to each class of security based on the potential to profit from the upside of the business while taking into account the unique characteristics of each class of security. Each call option gives its holder the right, but not the obligation, to buy the underlying asset at a predetermined price, or exercise price. The starting equity value is based on the total equity value of the Company rather than, in the case of a regular call option, the per share stock price.

The strike prices on the options in an OPM model are represented by “breakpoints,” which are the points at which there is a change in the proportion of the claims of the various securities on the total equity value. Each junior security is considered a call option with a claim on the equity value at an exercise price which settles all of the more senior claims and takes into account the unique characteristics of each class of security. A discount for lack of marketability was then calculated based on the Finnerty model, using series-specific volatility, and applied to the per share value of Class B units produced by the OPM, to arrive at a non-marketable value.

The following inputs were used in the valuation of the Class B units for grants issued during the years ended December 31, 2019, and 2018:

	2019	2018
Expected life (years)	3.9	4.0
Risk-free rate (%)	1.55%	2.70%
Expected volatility (%)	45%	35%
Expected dividend (%)	—%	—%

Expected life: The expected term to a liquidity event was estimated based on the Company’s view of timeline to achieve an exit event.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Risk-free rate: The Company estimated the risk-free rate based on the US constant maturity treasury rate where the maturity is commensurate with the expected term.

Expected volatility: The volatility was estimated based on historical equity volatilities of a group of publicly traded comparable companies, adjusted for leverage.

Expected dividend: The Company has not paid and is not expecting to pay dividends in the foreseeable future.

A summary of PIU awards granted by SIS to the employees of the Company, for the years ended December 31, 2021, and 2020 is presented below:

	Number of units	Weighted-average grant date fair value
Outstanding at January 1, 2020	686,714	$82.65
Forfeited	(48,995)	(81.95)
Outstanding at December 31, 2020	637,719	$82.70
Forfeited	(4,407)	(89.00)
Outstanding at December 31, 2021	633,312	$82.63
Equity-based compensation costs totaled $6.3 million and $7.5 million, respectively, for the years ended December 31, 2021, and 2020, of which $6.0 million and $6.9 million, respectively, is included in selling, general and administrative expenses and $0.3 million and $0.6 million, respectively, is included in cost of revenues, excluding depreciation and amortization, in the accompanying consolidated statements of operations. No related income tax benefit was recognized as of December 31, 2021, or 2020.

As of December 31, 2021, total equity-based compensation costs related to 26,281 unvested Class B units not yet recognized totaled $1.9 million, which is expected to be recognized over a weighted-average period of two years.

Stock Options

On July 29, 2021, the Company adopted the 2021 Plan. The total number of shares of Class A common stock authorized for issuance under the 2021 Plan is 13,278,299. On August 5, 2021, the Company granted stock options under the 2021 Plan. Such options are a form of employee compensation for certain Cyxtera employees. The stock options granted will vest and become exercisable as to 25% of the number of shares granted on the one-year anniversary of the grant date, and the remainder of the options will vest ratably in twelve equal quarterly installments over the three-year period following the anniversary of the grant date. The options generally expire 10 years from the grant date in each case subject to continued employment on the applicable vesting date.

The fair value of stock options awards was estimated at the grant date at $2.42 per share using a Black Scholes valuation model, with the following weighted average assumptions for the year ended December 31, 2021:

Stock Options Granted during the Year Ended
December 31, 2021
Expected term (in years)	6.1
Expected stock volatility	30.7%
Risk-free interest rate	0.87%
Stock price at grant date	$8.65
Exercise price	$9.55
Dividend yield	—%

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the volatility of the stock of public companies peers. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues with an equivalent remaining term. The dividend yield assumption is based on our anticipated cash dividend payouts.

Stock option transactions are as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding from January 1, 2020, to December 31, 2020	—	$—	—	$—
Granted	849,233	$9.55
Exercised	—	$—
Expired/forfeited	—	$—
Outstanding at December 31, 2021	849,233	$9.55	9.6	$2,598,653
Exercisable, December 31, 2021	—	$—	—	$—
Unvested and expected to vest, December 31, 2021	849,233	$9.55	9.6	$2,598,653

The aggregate intrinsic value in the table above is the amount by which the value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes, and represents the amount optionees would have realized if all-in-the-money options had been exercised on the last business day of the period indicated.

As of December 31, 2021, the total unrecognized stock-based compensation, related to unvested options was approximately $1.8 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.59 years. No options were exercised or vested during the year ended December 31, 2021.

Total stock options compensation expense related to the stock options for the year ended December 31, 2021, was approximately $0.2 million, and is recorded in selling, general and administrative expenses in the consolidated statements of operations. The related income tax benefit for the year ended December 31, 2021, was inconsequential.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

On October 1, 2021, and November 12, 2021, the Company granted approximately 3.2 million and 0.2 million of restricted stock units (“RSUs”) under the 2021 Plan. RSUs may be settled in shares or cash at the Company’s option with Board of Directors and Compensation Committee approval. The Company has the intent and ability to settle the RSU awards with shares. The fair value of RSUs granted is determined using the fair value of the Company’s Class A common stock on the date of the grant, which was $9.30 and $9.54, respectively. RSUs were granted to members of the Board of Directors and employees of the Company. The RSUs granted to the members of the board vest over on the one year anniversary of the date of grant. The RSUs issued to employees vest in three equal annual installments. RSUs transactions are as follows:

	Shares Subject to RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding from January 1, 2020, to December 31, 2020	—	$—	—	$—
Granted	3,347,511	$9.32
Exercised	—	$—
Expired/forfeited	(11,700)	$9.30
Outstanding at December 31, 2021	3,335,811	$9.32	1.6	$42,064,577
Exercisable, December 31, 2021	—	$—	—	$—
Unvested and expected to vest, December 31, 2021	3,335,811	$9.32	1.6	$42,064,577

As of December 31, 2021, the total unrecognized stock-based compensation, net of actual forfeitures, related to unvested RSUs was approximately $28.1 million, before income taxes, and is expected to be recognized over a weighted period of approximately 2.6 years. No RSUs vested during the year ended December 31, 2021.

Total RSU compensation expense totaled $3.0 million for the year ended December 31, 2021, of which approximately $2.8 million is recorded in selling, general and administrative expenses and $0.2 million is recorded in cost of revenues, excluding depreciation and amortization, in the consolidated statements of operations. The related income tax benefit for the year ended December 31, 2021, was inconsequential.

Note 16. Cyxtera Management, Inc. Long-Term Incentive Plan

On February 13, 2018, Cyxtera Management Inc. (“Management Company”) adopted the Cyxtera Management, Inc. Long-Term Incentive Plan (the “LTI Plan”). The purpose of the LTI Plan is to retain key talent, attract new employees, align particular behavior with the common goals of profitability and revenue growth, provide incentive awards, the value of which are tied to the equity value of SIS, and to create an opportunity for certain key employees to participate in value creation.

The value of award units under the LTI Plan is tied to SIS’s equity value. Award units entitle the holder to share in the equity appreciation of SIS upon an exit event or an initial public offering. Except in the case of an initial public offering, any payments in respect of the awards are expected to be made in cash. In an initial public offering, payment may be made in the stock of the initial public offering vehicle. Payout is estimated to range between $0 and $70.0 million, depending on a multiple based on the results of the exit event or initial public offering. While awards under the LTI Plan vest, to the extent there is no exit event or an initial public offering, the awards expire after seven years from the grant date. The Company has determined that no expense or liability should be recognized under this LTI Plan until an exit event or initial public offering occurs.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As described in Note 1, on February 21, 2021, Cyxtera entered into the Merger Agreement, which closed on July 29, 2021. Pursuant to the Merger Agreement, the Company caused its subsidiaries to declare an “Early Settlement Event” under (resulting in the final settlement of) the LTI Plan and any award agreements thereunder, without liability to the Company or any of its subsidiaries.

Note 17.     Employee benefits – 401(k)

Effective July 2, 2017, the Company’s employees are eligible to participate in the Cyxtera 401(k) Savings Plan (the “Plan”), a defined contribution benefit plan sponsored by the Management Company. Under the Plan, the Company may make a safe harbor matching contribution equal to 100% of an employee’s salary deferral that does not exceed 1% of the employee’s compensation plus 50% of the salary deferral between 1% and 6% of the employee’s compensation.

Matching contributions made to the Plan were $2.8 million and $3.0 million for the years ended December 31, 2021, and 2020, respectively, of which $1.2 million and $1.8 million, respectively, is included in cost of revenues, excluding depreciation and amortization, and $1.6 million and $1.2 million, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Through December 31, 2020, employees of Appgate were eligible to participate in the Plan. Under the Cyxtera Management Inc. transition service agreement (“Transition Services Agreement”), costs related to the participation of Appgate employees in the Plan were charged back to Appgate through the Transition Services Agreement.

Note 18.    Income taxes

The income tax benefit (expense) from continuing operations for the years ended December 31, 2021, and 2020 consists of the following (in millions):

	2021	2020
Domestic and foreign loss:
US loss	$(284.9)	$(97.9)
Foreign loss	(20.8)	(21.4)
Total loss before income taxes	(305.7)	(119.3)
Current:
US Federal	$—	$—
US State and local	(0.2)	(0.2)
Foreign	(0.2)	(2.2)
Total current tax provision	(0.4)	(2.4)
Deferred:
US Federal	42.5	5.7
US State and local	4.9	(1.7)
Foreign	0.8	(5.1)
Total deferred tax provision	48.2	(1.1)
Total income tax benefit (expense)	$47.8	$(3.5)

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate for the years ended December 31, 2021, and 2020 is 15.6% and (2.9)%, respectively. An income tax reconciliation between the US statutory tax rate of 21% for each of the years ended December 31, 2021, and 2020 and the effective tax rate is as follows (in millions):

	2021	2020
Income tax at US federal statutory income tax rate	$64.2	$25.1
State and local taxes, net of federal income tax benefit	12.6	9.2
Valuation allowance	(21.9)	(31.6)
Nondeductible equity-based compensation	(1.3)	(1.6)
Taxes of foreign operations at rates different than US Federal statutory rates	1.1	(1.9)
Foreign adjustments	0.6	(1.8)
Impact of foreign law changes	(1.0)	—
Change of fair value of the warrant liabilities	(5.4)	—
Other	(1.1)	(0.9)
Total income tax benefit (expense)	$47.8	$(3.5)

The effective tax rate for the year ended December 31, 2021, differs from the US Federal income tax rate of 21% primarily due to state taxes, the change in fair value of warrant liabilities and recorded valuation allowances. For the year ended December 31, 2020, the effective tax rate differs primarily due to state taxes and US and foreign taxes on the Company’s earnings as well as recorded valuation allowances.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consists of the following (in millions):

	2021	2020
Deferred tax assets:
Capital leases	$55.1	$27.8
Other accruals	14.1	15.6
Deferred rent	3.6	4.8
Acquisition and other related costs	4.9	6.2
Net operating loss carryforward	91.6	73.8
Interest expense carryforward	44.9	35.4
Asset retirement obligations	1.7	1.6
Allowance for doubtful accounts	1.2	2.0
Impairment of Promissory Notes	—	9.1
Other	4.8	—
Valuation allowance	(53.7)	(37.3)
Total deferred tax assets	168.2	139.0
Less deferred tax liabilities:
Intangibles	(165.7)	(177.0)
Property, plant and equipment	(23.4)	(35.9)
Contract asset	(2.4)	(2.0)
Other	(5.6)	(1.3)
Total deferred tax liability	(197.1)	(216.2)
Deferred tax liability, net	$(28.9)	$(77.2)

As of December 31, 2021, and 2020, $1.0 million and $0.6 million, respectively, of deferred tax assets above is included in other assets and $29.9 million and $77.8 million, respectively, is included in deferred income tax liabilities in the accompanying consolidated balance sheets. The Company anticipates most of its deferred tax

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets will be realized within the period during which its deferred tax liabilities are expected to reverse. However, there are certain US federal and foreign deferred tax assets as well as state net operating losses (“NOLs”) that are not expected to be realized before expiration and as such are not more likely than not realizable and the Company has recorded a valuation allowance against such deferred tax assets.

As of December 31, 2021, the Company has US Federal NOL carryforwards of $284.9 million generated in tax years 2017 through 2021 of which $65.2 million will expire in 2037 and $219.7 million will carry forward indefinitely. The Company has state NOL carryforwards of $399.9 million generated in tax years beginning after 2004. The state NOL carryforwards of $339.9 million will expire from 2022 to 2041 and $60.0 million will carryforward indefinitely. Additionally, the Company has foreign NOL carry forwards of $29.5 million generated from tax years 2017 to 2021, of which $12.8 million will expire between 2037 and 2041 and $16.7 million will carryforward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, frequency and severity of current and cumulative losses, duration of statutory carryforward periods, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance against a portion of the Company’s deferred tax assets. As of December 31, 2021, the Company has recorded a valuation allowance of $53.7 million for the portion of the deferred tax asset that did not meet the more likely than not realization criteria. The Company recorded an increase in its valuation allowance on its net deferred taxes of approximately $16.4 million during the year ended December 31, 2021. The changes in valuation allowance are primarily due to certain US and Foreign deferred tax assets that management believes are not more likely than not to be fully realized in future periods. In addition, certain state NOL carryforward assets are reduced by a valuation allowance and/or are subject to an annual limitation under Internal Revenue Code Section 382. If losses continue, we may not be able to benefit from such future losses and additional valuation allowances may also be required.

The Company is subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2021, the Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for tax years prior to 2017 and generally not subject to examination by state tax authorities for tax years prior to 2016. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for tax years prior to 2017. The Company is currently under examination in the United States by the IRS and some state tax authorities. The Company is also currently under audit in Germany for its 2016 tax year; however, the outcome and any resulting liability related to Germany is not the responsibility of the Company.

The Company does not have any unrecorded unrecognized tax positions (“UTPs”) as of December 31, 2021. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, the Company would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from an entity’s estimate of the potential liability. In accordance with ASC 740, the Company would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. The Company recognized and includes interest and penalties accrued on uncertain tax positions as a component of income tax expense. The amount of accrued interest and penalties was not significant.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2021	2020
Beginning balance as of January 1	$1.0	$—
Additions based on tax positions related to the current year	—	1.0
Settlements	(1.0)	—
Closing balance as of December 31	$—	$1.0

As of December 31, 2021, the Company had no unrecognized tax benefits that would affect the annual effective rate.

As of December 31, 2021, and 2020, the Company had undistributed foreign earnings of $111.8 million and $111.2 million, respectively, which the Company intends to reinvest indefinitely. As part of the Tax Act, the Company paid a one-time deemed repatriation tax on the ending balance as of December 31, 2017. With respect to the remaining total balance as of December 31, 2021, the Company does not expect to incur US Federal, state, local or foreign withholding taxes on the balance of these unremitted earnings as management plans to indefinitely reinvest these earnings overseas. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and US taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.

Note 19. Commitments and contingencies

Letters of credit

As of December 31, 2021, and 2020, the Company had $5.7 million and $7.4 million, respectively, in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee data center lease obligations, to guarantee a subsidiary’s performance under a services agreement (in 2020 only), and to guarantee another subsidiary’s performance under a line of credit. As of December 31, 2021, and 2020, no amounts had been drawn on any of these irrevocable standby letters of credit.

Purchase obligations

As of December 31, 2021, and 2020, the Company had approximately $4.4 million and $8.2 million, respectively, of purchase commitments related to information technology licenses, utilities and colocation operations. These amounts do not represent the Company’s entire anticipated purchases in the future but represent only those items for which the Company was contractually committed as of December 31, 2021, and 2020, respectively.

Litigation

From time to time the Company is involved in certain legal proceedings and claims that arise in the ordinary course of business. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. In the opinion of the management, based on consultations with counsel, the results of any of these matters individually and in the aggregate are not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20.     Segment reporting

Cyxtera’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions – the colocation segment.

The Company derives almost all of the colocation revenue from sales to customers in the United States, based upon the service address of the customer. Revenue derived from customers outside the United States, based upon the service address of the customer, was not significant in any individual foreign country.

Note 21.     Certain relationships and related party transactions

Relationships

The Company is party to the following agreements and key relationships:

•Appgate. transition services agreement and other services

Appgate and the Management Company are parties to the Transition Services Agreement, pursuant to which the Management Company provided certain transition services to Appgate and Appgate provided certain transition services to Cyxtera. The Transition Services Agreement provided for a term that commenced on January 1, 2020, and substantially ended on December 31, 2020. Appgate is an affiliate of the Company and a direct subsidiary of SIS, and through December 31, 2019, was a direct subsidiary of the Company.

During the year ended December 31, 2020, the Company charged $3.9 million to Appgate for services rendered under the Transition Services Agreement (net of service fees provided to Cyxtera and its subsidiaries by Appgate), with a full reserve of $3.9 million. The provision for doubtful accounts is presented as part of the recovery of notes receivable from affiliates in the consolidated statement of operations for the year ended December 31, 2020. Income from the Transition Services Agreement is included in other expenses, net in the consolidated statements of operations for the year ended December 31, 2020.

•Promissory Notes

On March 31, 2019, Appgate issued Promissory Notes to each of the Company and the Management Company evidencing certain funds borrowed by Appgate from each of the Company and Management Company as well as potential future borrowings. The Promissory Notes had a combined initial aggregate principal amount of $95.2 million and provided for additional borrowings during the term of the Promissory Notes for additional amounts not to exceed approximately $52.5 million in the aggregate (approximately $147.7 million including the initial aggregate principal amount). Interest accrued on, the unpaid principal balance of the Promissory Notes at a rate per annum equal to 3%; provided, that with respect to any day during the period from the date of the Promissory Notes through December 31, 2019, interest was calculated assuming that the unpaid principal balance of the Promissory Notes on such day is the unpaid principal amount of the notes on the last calendar day of the quarter in which such day occurs. Interest was payable upon the maturity date of the notes. Each of the Promissory Notes had an initial maturity date of March 30, 2020, and was extended through March 30, 2021, by amendments entered into effective as of March 30, 2020.

During the year ended December 31, 2020, the Company advanced $19.4 million under the Promissory Notes to Appgate and recorded provision for loan losses in the same amount. Accordingly, as of December 31, 2020, the Company had a receivable related to the Promissory

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes of $147.1 million with a reserve of $30.0 million. The provision for loan losses is presented as recovery of notes receivable from affiliates in the consolidated statement of operations for the year ended December 31, 2020.

On February 8, 2021, the Company received $120.6 million from Appgate. Approximately $117.1 million and $1.1 million were designated as repayment of the full balance of the $154.3 million outstanding principal and accrued interest, respectively, on the Promissory Notes at that time. On the same date, the Company issued a payoff letter to Appgate extinguishing the remaining unpaid balance of the Promissory Notes. The remainder of the payment was designated as settlement of trade balances with Appgate and its subsidiaries and other amounts due to/from under the Transition Services Agreement described above. Accordingly, for the year ended December 31, 2020, the Company recorded a reversal of previously established allowance of $117.1 million. As a result, during the three months ended March 31, 2021, the Company wrote off the ending balance in the allowance for loan losses on the Promissory Notes. No other transactions related to the Promissory Notes were recorded during the year ended December 31, 2021.

The activity in the allowance for loan losses on the Promissory Notes during the years ended December 31, 2021. and 2020, was as follows (in millions):

	2021	2020
Beginning balance	$30.0	$127.7
Provision for loan losses	—	19.4
Reversal of allowance	—	(117.1)
Net reversal of allowance for loan losses	—	(97.7)
Write offs	(30.0)	—
Ending balance	$—	$30.0

•Service provider management consulting fee and structuring fee

In connection with 2017 Acquisitions, certain equity owners of SIS (collectively, the “Service Providers”) entered into a Services Agreement (the “Services Agreement”) dated May 1, 2017, with SIS and its subsidiaries and controlled affiliates as of such date (collectively, the “Company Group”). Under the Services Agreement, the Service Providers agreed to provide certain management, consulting and advisory services to the business combination and affairs of the Company Group from time to time. Pursuant to the Services Agreement, the Company Group also agreed to pay the Service Providers an annual service fee in the aggregate amount of $1.0 million in equal quarterly installments (the “Service Provider Fee”).

Fees owed under the Services Agreement related to a structuring fee, Service Provider Fee and other related expenses totaled $22.7 million as of December 31, 2020, and were included within due to affiliates in the consolidated balance sheet. Such fees were primarily incurred prior to 2020. All outstanding fees under the Services Agreement were repaid in February 2021.

•Sponsor’s investment in the First Lien Term Facility

At December 31, 2020, until the date of the Business Combination, some of the controlled affiliates of BC Partners LLP (“BC Partners”), the largest equity owner of SIS, held investments in the Company’s First Lien Term Facility. The total investment represented less than 5% of the Company’s total outstanding debt at December 31, 2020. As of December 31, 2021, the controlled affiliates of BC Partners no longer held investments in the Company’s First Lien Term Facility.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Optional Share Purchase

On July 21, 2021, immediately prior to the consummation of the Business Combination, Legacy Cyxtera entered into the Optional Purchase Letter Agreement with the Forward Purchasers, pursuant to which the Forward Purchasers agreed to amend the Optional Share Purchase Agreement to limit the number of Optional Shares available for purchase by the Forward Purchasers in the six-month period following the Business Combination from 7.5 million shares to 3.75 million shares. In addition, on such date, the Forward Purchasers agreed to assign the rights to purchase up to 3.75 million shares under the Optional Share Purchase Agreement to SIS. In January 2022, SIS and the Forward Purchasers exercised their option to purchase 7.5 million Optional Shares at a price of $10.00 per share, for an aggregate purchase price of $75.0 million.

•Relationships with certain members of the Company’s board of directors

The Company owed zero and $0.5 million in board fees, which is included within accrued expenses in the consolidated balance sheets as of December 31, 2021, and 2020, respectively.

The chairman of the board of directors is one of the founders and the chairman of Emerge Americas, LLC, which operates the premier technology conference in Miami, Florida. As of December 31, 2021, and 2020, the Company did not owe any significant amounts to Emerge Americas, LLC.

Since 2019 until the date of the Business Combination, one of the directors of the Company was also a member of the board of directors of Pico Quantitative Trading, LLC (“Pico”). Pico offers a comprehensive range of network products to meet the full spectrum of electronic trading requirements. During the period from January 1, 2021 through the date of the Business Combination, the Company billed and collected from Pico $0.2 million. During the year ended December 31, 2020, the Company billed and collected from Pico $0.6 million. As of December 31, 2021, Pico was no longer a related party of the Company.

Two directors of the Company are also members of the board of directors of Presidio Holdings (“Presidio”), a provider of digital transformation solutions built on agile secure infrastructure deployed in a multi-cloud world with business analytics. During the years ended December 31, 2021, and 2020, the Company paid $0.3 million to Presidio for services. As of December 31, 2021, and 2020, the Company did not owe any amounts to Presidio. Presidio is also a customer and referral partner of the Company. During each of the years ended December 31, 2021, and 2020, the Company billed and collected from Presidio $0.3 million and $0.2 million, respectively.

One of the directors of the Company is also a member of the board of directors of Altice USA, Inc. (“Altice”), a vendor and a customer of the Company. The amount paid and due for the year ended December 31, 2021, was inconsequential. The amount billed and collected for the year ended December 31, 2021, was $0.3 million and $0.4 million, respectively. During the year ended December 31, 2020, Altice was not a related party of the Company.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Related party transactions and balances

The following table summarizes the Company’s transactions with related parties for each of the years ended December 31, 2021, and 2020 (in millions):

	2021	2020
Revenues (1)	$1.5	$0.2
Selling, general and administrative expenses (2)	1.0	0.3
Recovery of notes receivable from affiliate (3)	—	(97.7)
Interest income (4)	—	1.0
Other (expense) income, net (5)	(1.2)	4.2
(1)Revenues for the years ended December 31, 2021, and 2020 include amounts recognized from contracts with Appgate, Brainspace Corporation and Presidio. Appgate is an affiliate of the Company and a direct subsidiary of SIS. Brainspace Corporation was an affiliate of the Company and an indirect subsidiary of SIS through January 20, 2021.
(2) Selling, general and administrative expenses include amounts incurred under the Transition Services Agreement.
(3) Represents net recovery recognized in connection with amounts funded under the Promissory Notes.
(4)Represents interest income recognized under one of the Promissory Notes and under the Transaction Services Agreement for the years ended December 31, 2021, and 2020.
(5)Includes expenses incurred in connection with board fees and management fees paid for the years ended December 31, 2021, and 2020.

As of December 31, 2021, and 2020, the Company had the following balances arising from transactions with related parties (in millions):

	2021	2020
Accounts receivable (1)	$0.1	$4.3
Due from affiliates (2)	—	117.1
Accounts payable (3)	0.6	0.4
Accrued expenses (4)	—	0.5
Due to affiliates (5)	—	22.7
(1)Accounts receivable at December 31, 2021, and 2020, include amounts due from Appgate under the Transition Services Agreement, and trade receivables due from Appgate and Brainspace Corporation.
(2)Due from affiliates at December 31, 2020 includes amounts due from Appgate under the Promissory Notes.
(3)Accounts payable at December 31, 2021, and 2020, include amounts due to Appgate under the Transition Services Agreement, and trade payables due to Appgate.
(4)Accrued expenses at December 31, 2021, and 2020, include board fees owed to the independent directors of the Company.
(5)Due to affiliates at December 31, 2020 includes amounts owed under the Transaction Services Agreement.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22.     Subsequent events

On January 26, 2022, the Company completed the redemption of all of its outstanding warrants that were issued under the Warrant Agreement, dated September 9, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, as warrant agent, that remained outstanding at 5:00 p.m., New York City time, on January 19, 2022 (the “Redemption Time”) at a redemption price of $0.10 per warrant. Pursuant to the terms of the Warrant Agreement, prior to the Redemption Time, the warrant holders were permitted to exercise their warrants either (a) on a cash basis by paying the exercise price of $11.50 per warrant in cash or (b) on a “cashless basis,” in which case the holder would receive 0.265 shares of the Company’s Class A common stock per warrant. Between December 20, 2021 and the Redemption Time, warrant holders elected to exercise 134,443 warrants on a cash basis for $1.5 million, and 18,692,120 warrants on a “cashless basis,” resulting in the issuance by the Company of 5,087,612 shares of Class A common stock (the “Warrant Shares”). At the Redemption Time, the Company redeemed 1,370,760 warrants for $0.1 million. The Warrant Shares were issued in transactions not requiring registration under the Securities Act in reliance on the exemption contained in Section 3(a)(9) of the Securities Act.

In addition, on January 31, 2022, the Company issued a total of 7,500,000 shares (the “Optional Shares”) of Class A common stock, par value $0.0001 per Class A common stock, at a price of $10.00 per share, for an aggregate purchase price of $75 million, to SIS and certain clients of Starboard Value LP (collectively, the “Purchasers”) pursuant to the Optional Share Purchase Agreement, dated September 9, 2020, by and between the Company and the Purchasers, as amended and supplemented to date. The Optional Shares were issued in transactions not requiring registration under the Securities Act, in reliance on the exemption contained in Section 4(a)(2) of the Securities Act.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;
•provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only with proper authorizations of management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report does not include an attestation report of our independent registered accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except as described below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation of Material Weakness

To address the material weakness in internal control over financial reporting, we designed and implemented new controls to appropriately apply applicable accounting requirements to complex financial instruments that contain elements of liabilities and equity, which apply to our consolidated financial statements. Based on the actions taken, as well as the evaluation of the design and operating effectiveness of the new controls, we determined that the material weakness has been remediated as of December 31, 2021.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officers and Board of Directors

As of the date of this report, our executive officers and directors are as follows.

Name	Age	Position
Executive Officers
Nelson Fonseca	48	President, Chief Executive Officer and Director
Randy Rowland	49	Chief Operating Officer
Carlos Sagasta	51	Chief Financial Officer
Victor Semah	40	Chief Legal Officer
Directors
Fahim Ahmed	43	Director
John W. Diercksen	72	Director
Michelle Felman	59	Director
Melissa Hathaway	53	Director
Manuel D. Medina	69	Chair
Jeffrey C. Smith	49	Director
Raymond Svider	59	Director
Gregory Waters	61	Lead Independent Director

Executive Officers

Nelson Fonseca serves as Cyxtera’s President and Chief Executive Officer, positions he has held since February 2018 and January 2020, respectively. Mr. Fonseca has also served on Cyxtera’s board of directors since the closing of the Business Combination. Previously, he served as Cyxtera’s Chief Operating Officer from May 2017 to December 2019. Mr. Fonseca is also a Partner at Medina Capital, a private equity investment firm, where he has worked since December 2012. Mr. Fonseca served in positions of increasing seniority at Terremark Worldwide, Inc. (formerly Nasdaq: TRMK), an IT services company, from 2001 through 2012, including most recently as President of Verizon Terremark following the acquisition of Terremark by Verizon Communications, Inc. In that role he was responsible for managing Verizon Terremark’s cloud, internet data center and managed security business that included 3,500 employees, had over $1.5 billion in revenue and operations in 19 countries. Mr. Fonseca was a director of Gibraltar Bank & Trust, a federal savings bank, from December 2016 until its acquisition by IberiaBank Corp. in March 2018, and a director of eMerge Americas, the premier B2B technology event connecting the United States, Latin America and Europe, from 2014 through July 2021. Mr. Fonseca has also served on the board of directors of various private portfolio companies of Medina Capital. Mr. Fonseca holds an MBA from the University of Miami and a B.S. in Computer Science from Barry University.

Randy Rowland has served as Cyxtera’s Chief Operating Officer since January 2020. Mr. Rowland previously served as Cyxtera’s President & General Manager of Data Center Services from February 2018 to December 2019 and Chief Product Officer from May 2017 to February 2018. He is also a partner at Medina Capital, a private equity investment firm, where he has worked since February 2013. From December 2011 to February 2013, Mr. Rowland served as Senior Director of Cloud Platform Services at VMware, Inc. (NYSE:VMW), a software company, where he led key initiatives to evolve VMware’s “as a Service” strategy focused primarily on Cloudfoundry and vCloud Services. From 2007 through August 2011, Mr. Rowland was a Senior Vice President of Product Development of Terremark. Mr. Rowland guided Terremark into the emerging cloud computing industry by leading the development and launch of Terremark’s Enterprise Cloud service offering. He also provided overall direction and leadership of Terremark’s hosting and cloud services business unit and served as its General Manager for a period of time. Mr. Rowland has also served on the board of several private companies in the software and technology industries. He holds a B.S. in Industrial Distribution from Texas A&M University.

Carlos Sagasta serves as Cyxtera’s Chief Financial Officer, a position he has held since February 2020. Prior to joining Cyxtera, Mr. Sagasta served as the Chief Financial Officer at Diversey Inc., a manufacturing company of industrial and institutional cleaning products, from June 2018 to July 2019. During his tenure at Diversey Inc., Mr. Sagasta completed the carve-out of the business from Sealed Air and transformed the finance department into a streamlined organization. Prior to this, Mr. Sagasta worked at CompuCom, a technology services provider, from April 2015 to June 2018, as part of the management team that turned around the performance of the business leading to a successful exit by Thomas H. Lee Partners. CompuCom was acquired by Office Depot in 2017 as part of its transition to a services-oriented business. Previously, Mr Sagasta held multiple positions as CFO in private equity-backed businesses including the turnaround and listing of Grupo Corporativo ONO, a cable broadband service provider in Spain. Mr. Sagasta led key initiatives such as the digitalization and development of the online channel as well as the restructuring of its installation and metropolitan and long haul fiber network. ONO was ultimately sold to the Vodafone Group for $9 billion and the successful exit of investors Thomas H. Lee Partners, Providence Equity Partners and CCMP among others. Prior to ONO, Mr. Sagasta worked at Cellnex, a wireless telecommunications and broadcasting operator, where he was a key part of the team that turned around Retevision, Spain’s largest wireless infrastructure player, and led its M&A strategy leading to a significant improvement in profitability and business line diversification while doubling revenue during that period. Prior this position, Mr. Sagasta held several positions and roles within the Technology, Media and Telecom space at La-Caixa, Gramercy Communications Partners, Salomon Smith Barney and Accenture. Mr. Sagasta currently serves as a director of Brigade-M3 European Acquisition Corp., a publicly traded Cayman Islands exempted company structured as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with an operating company with significant operations in Europe. Mr. Sagasta was a board member at Eutelsat, a leading satellite operator, from 2006 to 2010 where he also participated as a member of the audit committee leading the succession plan of chief executive officer Giuliano Berretta. Mr. Sagasta was also a board member at Hispasat until 2010. Mr. Sagasta has also served as a board member for startups in the North Carolina and Florida markets in the IT and Managed Services industry and is a senior advisor to institutional investors on strategic and financial matters for telecom and technology businesses. Mr. Sagasta holds an MBA in Finance and Strategy from the Anderson School of Management at UCLA and a B.S. in Finance from Saint Louis University.

Victor Semah serves as Cyxtera’s Chief Legal Officer and Secretary, positions he has held since May 2017. He also serves as Cyxtera’s Chief Compliance Officer, a position he has held since August 2018. Mr. Semah is also a partner at Medina Capital, a private equity investment firm, where he has worked since May 2017. Previously, Mr. Semah was a corporate attorney in New York, NY and Miami, FL, including most recently as Shareholder in the corporate and securities group at Greenberg Traurig, LLP from January 2014 to May 2017. He holds a JD from Boston University School of Law and a B.A. in Political Science from Baruch College.

Directors

Fahim Ahmed has been a member of our board of directors since the consummation of the Business Combination. Mr. Ahmed currently serves as Partner, Chief Administrative Officer and a member of the Executive Committee of BC Partners. BC Partners is a leading international investment firm that specializes in the investment of assets under management in private equity. Before joining BC Partners in 2006, from 2004 to 2006 and from 2000 to 2002, Mr. Ahmed served as a consultant of the Boston Consulting Group. Mr. Ahmed currently serves on the boards of Chewy Inc. (NYSE: CHWY), an online pet retailer company, Appgate, Inc. (OTCMKTS:APGT), a secure access solutions software company that was spun out of Legacy Cyxtera in December 2019, Presidio Inc., and PetSmart. Mr. Ahmed previously served as a director of Suddenlink Communications, and was involved in investments in Office Depot, Inc., Intelsat S.A., Dometic Corporation, and Foxtons. Mr. Ahmed holds a Master of Philosophy degree in economics from Oxford University, where he was a Rhodes Scholar, and a B.A. from Harvard University. Mr. Ahmed’s qualifications to serve on Cyxtera’s board of directors include his prior board experience, business experience and background in finance.

John W. Diercksen has been a member of our board of directors since the consummation of the Business Combination. Mr. Diercksen serves as a Senior Advisor for Liontree Investment Advisors, a role he has held since April 2014. Mr. Diercksen is also Principal of Greycrest, LLC, a privately held financial and operational advisory services company, a role he has held since October 2013. Mr. Diercksen was Chief Executive Officer of Beachfront Wireless LLC, a privately held investment entity organized to participate in a Federal Communications Commission airwaves auction, from December 2015 to November 2016, when it was sold. Mr. Diercksen served as a director of Harman International Industries, Incorporated, an audio and infotainment equipment company, from June 2013 to June 2017, when it was sold; Intelsat, S.A. from September 2013 to February 2022; Banco Popular since 2013 and Accedian since December 2020. Mr. Diercksen has 37 years of experience in the communications industry. From 2003 to 2013, he was an Executive Vice President of Verizon Communications, Inc., a global leader in delivering consumer, enterprise wireless and wire line services, as well as other communication services. At Verizon, he was responsible for key strategic initiatives related to the review and assessment of potential mergers, acquisitions and divestitures and was instrumental in forging Verizon’s strategy of technology investment and repositioning its assets. Mr. Diercksen holds an MBA from Pace University and a B.B.A. in finance from Iona College. Mr. Diercksen’s qualifications to serve on Cyxtera’s board of directors include his vast experience in matters related to corporate strategy, mergers, acquisitions and divestitures, business development, venture investments, strategic alliances, joint ventures and strategic planning.

Michelle Felman has been a member of our board of directors since August 2020. Ms. Felman has been an adjunct professor at Columbia University since 2017. Ms. Felman founded JAM Holdings, an investment and advisory firm, in 2016. Prior to founding JAM Holdings, Ms. Felman served as an Executive Vice President-Co-Head of Acquisitions and Capital Markets at Vornado Realty Trust, a publicly traded REIT (“VNO”), from 1997 to 2010, and remained a consultant for VNO through December 2012. In addition, she served as a Managing Director of Business Development at GE Capital from 1991 to 1997. Ms. Felman began her career at Morgan Stanley in the Investment Banking Division in July 1988, where she worked until January 1991. Ms. Felman has also served on the board of Reonomy, a private real estate technology company, since 2018. Ms. Felman served as a board member of Partners Group Holdings AG, a registered, global private equity firm, from 2016 to May 2020, and served as the chair of the investment oversight committee and on the compensation, risk and audit committees. She served as a director of Forest City Realty Trust, Inc. from April 2018 to December 2018 and was a member of the governance and compensation committees. She also served as a trustee of Choice Properties Real Estate Investment Trust, a publicly traded retail REIT in Canada, from 2013 to 2018, and was a member of the governance and compensation committees. Ms. Felman has served on the board of Cumming Corp., a global project management and cost consulting company since 2017, and has served on the advisory board at Turner Impact Capital, a social impact platform that focuses on healthcare, charter schools and workforce housing since 2016. Until 2017, Ms. Felman was a member of the Executive Committee of the Zell Lurie Center at Wharton Business School, where she also served as a visiting professor from 2011 to 2015. Ms. Felman has an MBA from Wharton Business School at the University of Pennsylvania and a B.A. in Economics from the University of California. Ms. Felman’s qualifications to serve on Cyxtera’s board of directors include her experience in real estate as well as her background in investment banking and as the Chair of the investment oversight committee at a global private equity firm, providing tremendous experience with strategy and risk management and a track record of creating value for stockholders.

Melissa Hathaway has been a member of our board of directors since the consummation of the Business Combination. Ms. Hathaway brings more than 30 years of high-level public and private sector experience and is considered one of the leading experts on cyber security matters, having served in two Presidential administrations. Ms. Hathaway is President of Hathaway Global Strategies, LLC and a Senior Advisor at Harvard Kennedy School’s Belfer Center, roles she has held since October 2009. Ms. Hathaway has served as a director on the Centre for International Governance Innovation since March 2019. Ms. Hathaway has been a director of BT Federal, Inc. since January 2018 and was previously a director of CyrusOne, Inc. (NASD: CONE) from January 2013 to April 2015 and Terremark from January 2010 until April 2011, when Terremark was acquired by Verizon Communications Inc. (NYSE: VZ). Previously from February 2009 to August 2009, she led the development of the Cyberspace Policy Review in her role as the Acting Senior Director for Cyberspace in the National Security Council of President Barack Obama’s administration. Prior to that, from March 2007 to February 2009, Ms. Hathaway served as Cyber Coordination Executive and Director of the Joint Interagency Cyber Task Force in the Office of the Director of National Intelligence under President George W. Bush. Before working in the Obama and Bush administrations, from June 1993 to February 2007, Ms. Hathaway was a Principal with Booz Allen & Hamilton, Inc., where she led the information operations and long-range strategy and policy support business units. Her efforts at Booz Allen supported key offices within the Department of Defense and Intelligence Community, including the US Southern Command, the US Pacific Command, the Office of the Secretary of Defense for Net Assessment, the Central Intelligence Agency, the Defense Intelligence Agency and the Office of the Director of National Intelligence. Ms. Hathaway earned a B.A. from the American University in Washington, D.C. and has completed graduate studies in international economics and technology transfer policy and is a graduate of the US Armed Forces Staff College with a special certificate in Information Operations. Ms. Hathaway’s qualifications to serve on Cyxtera’s board of directors include her background on cyber security matters and extensive public sector experience.

Manuel D. Medina has been a member of our board of directors and our Chair since the consummation of the Business Combination. Previously, Mr. Medina was Executive Chairman of Cyxtera from January 2020 through the closing of the Business Combination, Chief Executive Officer of Cyxtera from May 2017 to December 2019 and President from May 2017 to February 2018. Mr. Medina is also the Founder and Managing Partner of Medina Capital, a private equity investment firm that he founded in 2012. Mr. Medina has more than 30 years of experience as a highly successful businessman and entrepreneur in the IT infrastructure and cybersecurity industries. Mr. Medina was the Founder, Chairman of the Board and CEO of Terremark until April of 2011, when Terremark was acquired by Verizon Communications Inc. (NYSE: VZ). Under his leadership, Terremark distinguished itself as a leading global provider of managed IT infrastructure services for Fortune 500 enterprises and federal government agencies. At Terremark, Mr. Medina brought his vision to deliver a comprehensive set of best-of-breed IT infrastructure services from purpose-built, carrier-neutral data center facilities to fruition. Mr. Medina is also the founder and chairman of the board of eMerge Americas, the premier B2B technology event connecting the US, Latin America, and Europe. Mr. Medina currently serves as Executive Chairman at Appgate, Inc., (OTCMKTS:APGT), a secure access solutions software company that was spun out of Legacy Cyxtera in December 2019. He received his B.S. in Accounting from Florida Atlantic University. Mr. Medina’s qualifications to serve on Cyxtera’s board of directors include his business and entrepreneurial experience, as well as his background in private equity.

Jeffrey C. Smith has been a member of our board of directors since November 2019, and was Chair of the board of directors from such date through the closing of the Business Combination. Mr. Smith is a Managing Member, Chief Executive Officer and Chief Investment Officer of Starboard, which he founded in 2011 with a spin-off of the existing Value and Opportunity Fund. From January 1998 to April 2011, Mr. Smith was at Ramius LLC (“Ramius”), a subsidiary of the Cowen Group, Inc., where he was a Partner Managing Director and the Chief Investment Officer for the funds that comprised the Value and Opportunity investment platform. Mr. Smith was also a member of Cowen’s Operating Committee and Cowen’s Investment Committee. Prior to joining Ramius in January 1998, he served as Vice President of Strategic Development and a member of the board of directors of The Fresh Juice Company, Inc. Mr. Smith began his career in the Mergers and Acquisitions department at Société Générale. Mr. Smith has served as the chair of the board of Papa John’s International, Inc. (Nasdaq: PZZA) since February 2019 and was formerly chair of the board of Advance Auto Parts, Inc. from May 2016 to May 2020. Additionally, Mr. Smith was formerly chair of the board of Darden Restaurants, Inc. from October 2014 to April 2016, and formerly on the boards of Perrigo Company plc, from February 2017 to August 2019, Yahoo! Inc., from April 2016 to June 2017, Quantum Corporation, from May 2013 to May 2015, Office Depot, Inc., from August 2013 to September 2014, Regis Corporation, from October 2011 to October 2013, and Surmodics, Inc., from January 2011 to August 2012. Mr. Smith also previously served as chair of the board of directors of Phoenix Technologies Ltd and as a director of Zoran Corporation, Actel Corporation, Kensey Nash Corp. and S1 Corporation. Mr. Smith graduated from The Wharton School of Business at The University of Pennsylvania, where he received a B.S. in Economics. Mr. Smith’s qualifications to serve on Cyxtera’s board of directors include his broad experience investing in public companies to improve value and his ability to provide our board of directors with insights into governance, oversight, accountability, management discipline, capitalization strategies and capital market mechanics.

Raymond Svider has been a member of our board of directors since the consummation of the Business Combination. Mr. Svider currently serves as Partner and Chairman of BC Partners and as Chairman of the Executive Committee of BC Partners. He joined BC Partners in 1992 and is currently based in New York. Since Mr. Svider joined BC Partners in 1992, he has led investments in a number of sectors including TMT, healthcare, industrials, business services, consumer and retail. He is currently Executive Chairman of PetSmart, Inc., a pet supply company, since March 2015, Chairman of the Board of Chewy, Inc. (NYSE: CHWY) since April 2019, Chairman of the Advisory Board of The Aenova Group, a pharmaceutical manufacturing company, since April 2019 and also serves on the boards of Altice USA (NYSE: ATUS), a cable television provider, since June 2017, Navex Global, a software company, since September 2018, GFL Environmental (NYSE: GFL), a waste management company, since May 2018, GardaWorld, a private security firm, since October 2019, Presidio, Inc., a technology services company, since December 2019, Appgate, Inc. (OTCMKTS:APGT), a secure access solutions software company that was spun out of Legacy Cyxtera in December 2019, since October 2021, Valtech, an information technology and services company, since October 2021, and EAB, a consulting firm specializing in education institutions, since August 2021. Mr. Svider previously served as a director of Intelsat, S.A. a communications satellite services provider, from June 2007 to February 14, 2022, Office Depot, an office supply company, from June 2009 to November 2013, as well on boards of various domestic and international private companies. He is also on the boards of the Mount Sinai Children’s Center Foundation in New York and the Polsky Center Private Equity Council at the University of Chicago. Mr. Svider received an MBA from the University of Chicago and an MS in Engineering from both Ecole Polytechnique and Ecole Nationale Superieure des Telecommunications in France. Mr. Svider’s qualifications to serve on Cyxtera’s board of directors include his extensive experience in investing and finance and his experience in our industry.

Gregory Waters has been a member of our board of directors since the consummation of the Business Combination. Mr. Waters has served on the board of directors of Sierra Wireless, Inc. (NASD: SWIR) since March 2020, On Semiconductor Corporation (NASD: ON) since December 2020 and Mythic, an AI inference processor company, since June 2020. Mr. Waters served as the President and CEO and a member of the board of directors of Integrated Device Technology, Inc., a company that designs, manufactures, and markets low-power, high-performance analog mixed-signal semiconductor solutions for the advanced communications, computing, and consumer industries, from January 2014 until its sale to Renesas Electronics Corporation in March 2019. Prior to that, he served as Executive Vice President and General Manager of front-end solutions at Skyworks Solutions, Inc., a manufacturer of semiconductors for use in radio frequency and mobile communications systems (“Skyworks”), from 2003 to December 2012, where he led the company’s wireless businesses to a decisive industry leadership position. Before Skyworks, Mr. Waters served as Senior Vice President of Strategy and Business Development at Agere Systems Inc., an integrated circuit components company (“Agere”), where his responsibilities included M&A and IP licensing and where he played a key role in the company’s initial public offering. Mr. Waters joined Agere in 1998, having served in various other capacities, including as Vice President of the wireless communications business and Vice President of the broadband communications business. Mr. Waters began his career at Texas Instruments Inc., a technology company that designs and manufactures semiconductors and various integrated circuits, and served in a variety of management positions in sales, customer design centers, and product line management. Mr. Waters has an M.S. in Computer Science from Northeastern University, with a specialization in Artificial Intelligence, and a B.S. in Engineering from the University of Vermont. Mr. Waters’ qualifications to serve on Cyxtera’s board of directors include his experience in the semiconductor industry as well as his extensive business experience.

Family Relationships

There are no family relationships among our executive officers or directors.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is posted on our investor relations website at ir.cyxtera.com. In addition, we intend to post on our investor relations website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The information contained on our website is not incorporated by reference into this Annual Report.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Fahim Ahmed, John W. Diercksen, Michelle Felman, Melissa Hathaway, Jeffrey C. Smith, Raymond Svider and Gregory Waters are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Board and Committees

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee and Audit Committee Financial Expert

Our audit committee was established in accordance with section 3(a)(58)(A) of the Exchange Act and consists of John W. Diercksen, Michelle Felman and Melissa Hathaway, with Mr. Diercksen serving as chair. Our board of directors has affirmatively determined that John W. Diercksen, Michelle Felman and Melissa Hathaway each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of the Nasdaq listing standards. In addition, our board of directors has determined that Mr. Diercksen qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors has adopted a written charter for the audit committee, which is available on our corporate website at ir.cyxtera.com.

Compensation Committee

Our compensation committee consists of Gregory Waters, Fahim Ahmed and Melissa Hathaway, with Mr. Waters serving as chair. Our board of directors has affirmatively determined that Gregory Waters, Fahim Ahmed and Melissa Hathaway each meet the definition of “independent director” for purposes of serving on the compensation committee under Nasdaq rules, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our board of directors adopted a written charter for the compensation committee, which is available on our corporate website at ir.cyxtera.com.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Jeffrey C. Smith, Fahim Ahmed and John W. Diercksen with Mr. Smith serving as chair. Our board of directors has affirmatively determined that Jeffrey C. Smith, Fahim Ahmed and John W. Diercksen each meet the definition of “independent director” under Nasdaq rules. Our board of directors adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at ir.cyxtera.com.

Director Nominations

The nominating and corporate governance committee will consider candidates for director recommended by stockholders so long as the recommendations comply with our certificate of incorporation and bylaws and applicable laws, rules and regulations, including those promulgated by the SEC. The nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our bylaws, our corporate governance guidelines and the regular nominee criteria.

Proxy Access

Pursuant to our bylaws, we will include in our proxy statement and on our proxy card for any annual stockholder meeting the names of any director nominees proposed by stockholders; provided that such director nomination meets the requirements set forth in our bylaws and provided further that such nominee satisfies the qualifications for a director to serve on the board of directors.

Pursuant to our bylaws, the maximum number of stockholder director nominees that will be included in our proxy materials shall not exceed the greater of (i) two directors and (ii) 20% of the total number of directors in office; provided that the maximum amount of stockholder director nominees may be reduced (but not below one director) by (a) the number of individuals included in the proxy materials due to an agreement between us and a stockholder or group of stockholders or (b) the number of directors currently in office that were previously included in proxy materials due to such proxy access provisions (in both cases, the maximum amount of stockholder director nominees shall not be reduced for any directors that have served continuously for two annual terms).

Stockholders eligible to submit proxy access materials must have owned for at least three years, continuously, 3% or more of the total voting power of our outstanding shares. This may be satisfied by aggregating the shares of one or more stockholders. Additionally, any stockholders submitting proxy access materials must also provide certain information, representations and warranties in writing to our secretary.

Item 11. Executive Compensation.

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the

Securities Act. These rules require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. These officers are referred to as our named executive officers (“NEOs”). Our NEOs for 2021 consist of the following three individuals:

•Nelson Fonseca, our President and Chief Executive Officer;
•Randy Rowland, our Chief Operating Officer; and
•Carlos Sagasta, our Chief Financial Officer.

2021 Summary Compensation Table

The table below sets forth the annual compensation earned by our NEOs for the years ended December 31, 2021, and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Nelson Fonseca President and Chief Executive Officer	2021	500,000	400,000(3)	9,163,169	1,021,884	557,000(4)	10,150(5)	11,652,203
	2020	500,000	—	—	—	725,685	9,975	1,235,660

Randy Rowland Chief Operating Officer	2021	400,000	200,000(6)	2,816,152	314,058	356,480(7)	—	4,086,690
	2020	400,000	—	—	—	464,438	—	864,438

Carlos Sagasta Chief Financial Officer	2021	400,000	200,000(6)	2,816,152	314,058	356,480(7)	10,150(5)	4,096,840
	2020	350,095	—	—	—	464,438	9,975	824,508

(1)Represents the aggregate grant date fair value of restricted stock units (“RSUs”) granted to each NEO, calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 15 to our audited consolidated financial statements included in this Annual Report.
(2)Represents the aggregate grant date fair value of stock options granted to each NEO, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 15 to our audited consolidated financial statements included in this Annual Report.
(3)Represents a Transaction Bonus of $400,000 paid in August 2021.
(4)Represents a $557,000 annual performance-based cash bonus for achievement of corporate performance goals at 111.4% of target levels.
(5)Represents employer matching contributions to a 401(k) retirement savings plan maintained through one of our subsidiaries on behalf of the NEO.
(6)Represents a Transaction Bonus of $200,000 paid in August 2021.
(7)Represents a $356,480 annual performance-based cash bonus for achievement of corporate performance goals at 111.4% of target levels

Narrative to 2021 Summary Compensation Table

Annual Base Salaries

The NEOs receive an annual base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2021 annual base salaries for our NEOs were as set forth in the Summary Compensation Table.

2021 Annual Performance Bonus

We maintain an annual performance-based cash bonus program in which each of our NEOs participated in 2021 (the “2021 Annual Bonus Plan”). Each NEO’s target bonus was expressed as a percentage of base salary, and bonus payments were determined based on achievement of certain corporate performance goals, consisting of (i) revenue (with a weighting of 40%) and (ii) adjusted EBITDA (calculated on the basis of Transaction Adjusted EBITDA and with a weighting of 60%) and may be adjusted for individual performance, with no award earned for performance below 50% of target performance criteria for any performance component. The 2021 annual bonus for Mr. Fonseca was targeted at 100% of his annual base salary and the 2021 annual bonuses for Messrs. Rowland and Sagasta were targeted at 80% of their annual base salaries. Under the 2021 Annual Bonus Plan, achievement for either goal of minimum performance would result in a bonus payout of 50% of target, achievement of the target performance would result in a bonus payout of 100% of target and achievement of the maximum performance would result in a bonus payout equal to 200% of target. In March 2022, our compensation committee determined that corporate performance goals were achieved at 111.4% of target levels. No adjustment was made for individual performance with respect to any of the NEOs, therefore, 2021 annual bonuses were paid to NEOs at 111.4% of their individual targets.

Long-Term Equity-Based Compensation Awards

In 2021, the Company adopted the 2021 Plan, which is an equity incentive plan under which the Company may grant equity incentive awards, including non-qualified stock options and RSUs, to employees, officers, directors and consultants. On August 5, 2021, the Company granted stock options under the 2021 Plan to each of our NEOs. The stock options granted will vest and become exercisable as to 25% of the number of shares granted beginning on the one-year anniversary of the grant date, and the remainder of the options will vest in twelve equal installments over the three-year period following the anniversary of the grant date, in each case subject to continued employment on the applicable vesting date. The options generally expire ten years from the grant date. Effective on October 1, 2021, the Company also granted RSUs under the 2021 Plan to each of the NEOs. The RSUs issued to the NEOs vest in three equal annual installments. All outstanding awards granted under the 2021 Plan are subject to “double trigger” change in control vesting, such that the effect of a change in control depends upon whether the award is assumed by the acquiring company. If awards are not assumed by the acquiring company, service-based awards generally vest in full upon the change in control and performance-based awards vest at a level of performance as specified by the compensation committee in the award agreement. If the awards are assumed by the acquiring company, similar accelerated vesting of awards is contingent on the grantee’s involuntary termination without cause or for good reason within one year following the change in control.

We awarded stock options and RSUs to our NEOs during 2021 in the following amounts:

Name	Stock Options (#)	RSUs (#)
Nelson Fonseca	422,266	985,287
Randy Rowland	129,776	302,812
Carlos Sagasta	129,776	302,812

Other Elements of Compensation

Retirement Plan

One of our subsidiaries maintains a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees, although Mr. Rowland did not participate in the 401(k) plan in 2021. Under this plan, in 2021, we or our subsidiaries provided employer matching contributions equal to 100% of the first 1% of eligible compensation contributed by employees and 50% of the next 5% of eligible compensation contributed by employees. We believe that providing a vehicle for tax-deferred retirement savings though Cyxtera’s 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including NEOs, in accordance with our compensation policies.

The employer matching contributions to the 401(k) retirement savings plan on behalf of our participating NEOs are set forth above in the 2021 Summary Compensation Table in the column titled “All Other Compensation.”

Neither we nor our subsidiaries maintain, sponsor, contribute to or otherwise have any liability with respect to any single or multiemployer defined benefit pension plan or nonqualified deferred compensation plan.

Employee Benefits

During their employment, our NEOs are eligible to participate in our employee benefit plans and programs (generally maintained through one of our subsidiaries), including medical and dental benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Outstanding Equity Awards at 2021 Fiscal Year-End

The table below sets forth the outstanding equity awards held by the NEOs as of December 31, 2021.

	Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Nelson Fonseca	08/05/2021	(2)	422,266	9.55	08/05/2031	—	—
	10/01/2021	(3)	—	—	—	985,287	12,424,469

Randy Rowland	08/05/2021	(2)	129,776	9.55	08/05/2031	—	—
	10/01/2021	(3)	—	—	—	302,812	3,818,459

Carlos Sagasta	08/05/2021	(2)	129,776	9.55	08/05/2031	—	—
	10/01/2021	(3)	—	—	—	302,812	3,818,459

(1)The market value of unvested stock awards is based on the closing market price of our Class A common stock on December 31, 2021 of $12.61.
(2)The stock options granted will vest and become exercisable as to 25% of the number of shares granted beginning on the one-year anniversary of the grant date, and the remainder of the options will vest in twelve equal quarterly installments over the three-year period following the first anniversary of the grant date, subject to continued employment on the applicable vesting date.
(3)The awards of RSUs will vest in three equal annual installments commencing on the first anniversary of the grant date, subject generally to continued employment on the applicable vesting date.

Employment Agreements

As described below, a subsidiary of Cyxtera has entered into employment agreements with each of Messrs. Fonseca, Rowland and Sagasta.

Fonseca Employment Agreement

A subsidiary of Cyxtera entered into an employment agreement with Mr. Fonseca on May 8, 2017, which sets forth the terms and conditions of his employment and was subsequently amended on November 18, 2019 and on March 24, 2022 (as amended, the “Fonseca Agreement”). Pursuant to the Fonseca Agreement, Mr. Fonseca serves as our President and Chief Executive Officer and is entitled to an annual base salary of $500,000 and a target annual bonus opportunity of 100% of his annual base salary. The Fonseca Agreement provides for a term of employment that is scheduled to end on January 1, 2023, but is subject to automatic renewal for successive one-year periods thereafter, unless either party gives written notice of non-renewal at least 60 days in advance.

In the event Mr. Fonseca resigns for “Good Reason” or we terminate his employment without “Cause” (other than due to death or disability) (each as defined in the Fonseca Agreement), including upon a termination without “Cause” on or following the expiration of the term of employment due to our non-renewal of the term, he is entitled to receive the following payments and benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in our favor and continued compliance with the restrictive covenants contained in the Fonseca Agreement: (i) an amount equal to the sum of his then-current (a) annual base salary and (b) target bonus, paid in equal installments, in accordance with our normal payroll practices, over a period of 12 months from the termination date, (ii) a prorated portion of his annual bonus, based on actual performance, for the fiscal year in which the termination or resignation occurs, paid when bonuses for such fiscal year are paid in the ordinary course to our actively employed senior executives, (iii) reimbursement for his healthcare insurance premiums for a period of up to 12 months, (iv) accelerated vesting of any equity awards granted on or after July 29, 2021 with respect to (a) the portion of the award that would have vested through the 12 month anniversary of the termination date and (b) an additional portion of the award, if any, calculated by multiplying (I) the portion of the award that was scheduled to become vested on the regularly scheduled vesting date immediately following the 12 month anniversary of the termination date (the “Next Vesting Date”) by (II) a fraction, (A) the numerator of which is the number of full calendar months that would elapse from the regularly scheduled vesting date immediately preceding the 12 months anniversary of the termination date (the “Prior Vesting Date”) until the 12 month anniversary of the termination date and (B) the denominator of which is the number of full calendar months that would elapse from the Prior Vesting Date until the Next Vesting Date, with any such awards that are subject to performance-based vesting conditions to become payable assuming the applicable target level of performance, and (v) extension of the time period to exercise all vested stock options under any equity incentive plan until the earlier of (a) the final expiration date of the given option and (b) the first anniversary date of the termination of employment (subject to earlier termination in connection with a corporate transaction).

In the event of Mr. Fonseca’s termination due to his death or disability, in addition to accrued obligations, he or his estate, as applicable, shall be entitled to receive a prorated portion of his annual bonus, based on actual performance, for the fiscal year in which the termination occurs. Such bonus shall be paid when bonuses for such fiscal year are paid in the ordinary course to our actively employed senior executives.

The Fonseca Agreement contains a perpetual non-disclosure covenant, a perpetual and mutual non-disparagement covenant and non-competition, customer non-solicitation, and employee non-solicitation covenants which apply during the term of Mr. Fonseca’s employment and for 12 months thereafter.

Rowland Employment Agreement

A subsidiary of Cyxtera entered into an employment agreement with Mr. Rowland on May 8, 2017, which sets forth the terms and conditions of his employment and was subsequently amended on November 18, 2019 and on March 24, 2022 (as amended, the “Rowland Agreement”). Pursuant to the Rowland Agreement, Mr. Rowland serves as our Chief Operating Officer and is entitled to an annual base salary of $400,000 and a target annual bonus opportunity of 80% of his annual base salary. The Rowland Agreement has a term that is scheduled to end on January 1, 2023, but is subject to automatic renewal for successive one-year periods thereafter, unless either party gives written notice of non-renewal at least 60 days in advance.

In the event Mr. Rowland resigns for “Good Reason” or we terminate his employment without “Cause” (other than due to death or disability) (each as defined in the Rowland Agreement), including upon a termination without “Cause” on or following the expiration of the term of employment due to our non-renewal of the term, he is entitled to receive the following payments and benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in our favor and continued compliance with the restrictive covenants contained in the Rowland Agreement: (i) an amount equal to the sum of his then-current (a) annual base salary and (b) target bonus, paid in equal installments, in accordance with our normal payroll practices, over a period of 12 months from the termination date, (ii) a prorated portion of his annual bonus, based on actual performance, for the fiscal year in which the termination or resignation occurs, paid when bonuses for such fiscal year are paid in the ordinary course to our actively employed senior executives, (iii) reimbursement for his healthcare insurance premiums for a period of up to 12 months, (iv) accelerated vesting of any equity awards granted on or after July 29, 2021 with respect to (a) the portion of the award that would have vested through the 12 month anniversary of the termination date and (b) an additional portion of the award, if any, calculated by multiplying (I) the portion of the award that was scheduled to become vested on the regularly scheduled vesting date immediately following the 12 month anniversary of the termination date (the “Next Vesting Date”) by (II) a fraction, (A) the numerator of which is the number of full calendar months that would elapse from the regularly scheduled vesting date immediately preceding the 12 months anniversary of the termination date (the “Prior Vesting Date”) until the 12 month anniversary of the termination date and (B) the denominator of which is the number of full calendar months that would elapse from the Prior Vesting Date until the Next Vesting Date, with any such awards that are subject to performance-based vesting conditions to become payable assuming the applicable target level of performance, and (v) extension of the time period to exercise all vested stock options under any equity incentive plan until the earlier of (a) the final expiration date of the given option and (b) the first anniversary date of the termination of employment (subject to earlier termination in connection with a corporate transaction).

In the event of Mr. Rowland’s termination due to his death or disability, in addition to accrued obligations, he or his estate, as applicable, shall be entitled to receive a prorated portion of his annual bonus, based on actual performance, for the fiscal year in which the termination occurs. Such bonus shall be paid when bonuses for such fiscal year are paid in the ordinary course to our actively employed senior executives.

The Rowland Agreement contains a perpetual non-disclosure covenant, a perpetual and mutual non-disparagement covenant and non-competition, customer non-solicitation, and employee non-solicitation covenants which apply during the term of Mr. Rowland’s employment and for 12 months thereafter.

Sagasta Employment Agreement

A subsidiary of Cyxtera entered into an employment agreement with Mr. Sagasta on February 18, 2020, which sets forth the terms and conditions of his employment and was subsequently amended on March 24, 2022 (the “Sagasta Agreement”). Pursuant to the Sagasta Agreement, Mr. Sagasta serves as our Chief Financial Officer and is entitled to an annual base salary of $400,000 and a target annual bonus opportunity of 80% of his annual base salary. The Sagasta Agreement has an initial term that is scheduled to end on February 18, 2023, but is subject to automatic renewal for successive one-year periods thereafter, unless either party gives written notice of non-renewal at least 60 days in advance.

In the event Mr. Sagasta resigns for “Good Reason” or we terminate his employment without “Cause” (other than due to death or disability) (each as defined in the Sagasta Agreement), including upon a termination without “Cause” on or following the expiration of the term of employment due to our non-renewal of the term, he is entitled to receive the following payments and benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in our favor and continued compliance with the restrictive covenants contained in the Sagasta Agreement: (i) an amount equal to the sum of his then-current (a) annual base salary and (b) target bonus, paid in equal installments, in accordance with our normal payroll practices, over a period of 12 months from the termination date, (ii) a prorated portion of his annual bonus, based on actual performance, for the fiscal year in which the termination or resignation occurs, paid when bonuses for such fiscal year are paid in the ordinary course to our actively employed senior executives, (iii) reimbursement for his healthcare insurance premiums for a period of up to 12 months, (iv) accelerated vesting of any equity awards granted on or after July 29, 2021 with respect to (a) the portion of the award that would have vested through the 12 month anniversary of the termination date and (b) an additional portion of the award, if any, calculated by multiplying (I) the portion of the award that was scheduled to become vested on the regularly scheduled vesting date immediately following the 12 month anniversary of the termination date (the “Next Vesting Date”) by (II) a fraction, (A) the numerator of which is the number of full calendar months that would elapse from the regularly scheduled vesting date immediately preceding the 12 months anniversary of the termination date (the “Prior Vesting Date”) until the 12 month anniversary of the termination date and (B) the denominator of which is the number of full calendar months that would elapse from the Prior Vesting Date until the Next Vesting Date, with any such awards that are subject to performance-based vesting conditions to become payable assuming the applicable target level of performance, and (v) extension of the time period to exercise all vested stock options under any equity incentive plan until the earlier of (a) the final expiration date of the given option and (b) the first anniversary date of the termination of employment (subject to earlier termination in connection with a corporate transaction).

In the event of Mr. Sagasta’s termination due to his death or disability, in addition to accrued obligations, he or his estate, as applicable, shall be entitled to receive a prorated portion of his annual bonus, based on actual performance, for the fiscal year in which the termination occurs. Such bonus shall be paid when bonuses for such fiscal year are paid in the ordinary course to our actively employed senior executives.

The Sagasta Agreement contains a perpetual non-disclosure covenant, a perpetual and mutual non-disparagement covenant and non-competition, customer non-solicitation, and employee non-solicitation covenants which apply during the term of Mr. Sagasta’s employment and for 12 months thereafter.

Additional Information

Subject to the terms and conditions of the 2021 Plan and the applicable award grant notices and agreements thereunder, on March 23, 2022, the compensation committee approved the following grants of equity awards to Messrs. Fonseca, Rowland and Sagasta:

	Number of PSUs	Number of RSUs
Nelson Fonseca	195,181	195,181
Randy Rowland	89,978	89,978
Carlos Sagasta	89,978	89,978

PSUs

The performance share units (“PSUs”) will vest based on both the passage of time and achievement of certain performance conditions that are measured over a three-year rolling period beginning on January 1, 2022, subject to continued employment on the applicable vesting date. The actual number of PSUs earned with respect to an award is based upon the target number of PSUs, multiplied by a “payout percentage” ranging from 0% to 200% and determined by the level of performance against pre-established performance components. The PSUs have two performance components: total shareholder return (“TSR”) and adjusted earnings before interest, taxes, depreciation and amortization (“Adj. EBITDA”), each of which is weighted one-half of the PSU award, as shown in more detail below.

					Payout Percentage
Metric	Weight	Performance Period	Vesting Period	Index	Below Threshold	Threshold	Target	Maximum
TSR	50%	3-year rolling	Annual (33.33% per year)	Russell 1000	0%	50% (25th percentile)	100% (50th percentile)	200% (75th percentile)
Adj. EBITDA	50%	3-year rolling	Annual (33.33% per year)	N/A	0%	50%	100%	200%

The award of PSUs will vest in three equal installments on the 1st, 2nd and 3rd anniversary of the grant date. The PSUs will be earned based on the Company’s achievement of the applicable performance goals as follows:

•Year One of the performance period: Award will vest based on performance during the first year of the performance period;
•Year Two: Award will vest based on cumulative performance during the first two years of the performance period;
•Year Three: Award will vest based on cumulative performance during the three years of the performance period.

The payout percentage will be linearly interpolated if achievement falls between the threshold and maximum level of performance.

RSUs

The RSUs will vest in three equal annual installments, subject to continued employment on the applicable vesting date.

The summary of the PSU awards set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the award grant notices and agreements, the forms of which will be filed as exhibits on the Company’s next Quarterly Report on Form 10-Q. The summary of each of the RSU awards set forth above also does not purport to be complete and is qualified in its entirety by reference to the full text of the RSU award grant notices and agreements, the forms of which were filed as Exhibit 99.2 to the Company’s Form S-8 as filed with the SEC on October 1, 2021.

2021 Director Compensation Table

In connection with the Business Combination, we implemented a compensation program for our non-employee directors providing for each non-employee director to receive the amounts described below for serving on our board of directors and its committees.

Annual Cash Compensation

Each non-employee director is entitled to receive the following annual cash compensation for their service on our board of directors and committees:

•an annual director fee of $60,000;
•if the director serves as lead independent director, an additional annual director fee of $25,000;
•if the director serves as non-executive chair, an additional annual director fee of $60,000; and
•if the director serves on a committee of our board, an additional annual fee as follows:
◦chair of the audit committee—$25,000
◦audit committee members other than the chair—$12,500;
◦chair of the compensation committee—$20,000;
◦compensation committee member other than the chair—$10,000;
◦chair of the nominating and corporate governance committee—$15,000; and
◦nominating and corporate governance committee member other than the chair—$7,500.

Each non-employee director serving as a director as of the closing of the Business Combination received their cash compensation for 2021 in the form of stock-based awards. Therefore, for 2021, the compensation program provided for each non-employee director to receive an award (the “Initial Award”) of RSUs in an amount equal to the annual retainer that the individual would have received for 2021 (pro-rated for the portion of the year occurring after the date of the Business Combination) divided by the fair market value of a share of Class A common stock on the date of the Business Combination.

Similarly, the compensation committee approved the issuance of stock-based awards to our non-employee directors in lieu of cash compensation for 2022. Therefore, for 2022, pursuant to the non-employee director compensation program, each non-employee director received an award of RSUs on March 23, 2022 in an amount equal to the annual retainer that the individual would have received for 2022 divided by the fair market value of a share of Class A common stock on the date prior to the grant date (the “2022 RSU Award”).

Annual Stock Compensation

Each non-employee director who continues to serve following each annual stockholder meeting, will receive a number of RSUs equal to $200,000 divided by the fair market value of a share of Class A common stock on the date of the annual meeting (the “Subsequent Award”).

The Initial Award, the 2022 RSU Award and Subsequent Award are each eligible to vest in a single installment on the first anniversary of the date of grant, with accelerated vesting on the occurrence of a change in control, subject to continued service through the vesting date.

The table below shows all compensation to our non-employee directors for the year ended December 31, 2021. As a director and executive officer, information regarding Nelson Fonseca’s compensation as of December 31, 2021 is set forth in the section titled “—2021 Summary Compensation Table”.

Name	Stock Awards ($)(1)	Total ($)
Fahim Ahmed(2)	31,343	31,343
Jeffrey C. Smith	30,439	30,439
John W. Diercksen	37,535	37,535
Michelle Felman	29,425	29,425
Melissa Hathaway	33,480	33,480
Manuel D. Medina(3)	48,695	48,695
Raymond Svider(2)	24,347	24,347
Gregory Waters	42,613	42,613
(1)Represents the aggregate grant date fair value of RSUs granted to each non-employee director on October 1, 2021, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant-date fair value of the awards reported in this column are set forth in Note 15 to our audited consolidated financial statements included in this Annual Report.
(2)In 2022, Fahim Ahmed and Raymond Svider assigned their Board compensation for 2021, for no consideration, to BCEC-SIS Holdings L.P.

(3)Mr. Medina was an employee of Legacy Cyxtera until the closing of the Business Combination. The table does not include compensation paid to him in connection with his service as an employee of Legacy Cyxtera.

No options were granted to non-employee directors in 2021, and there were no outstanding options, whether or not vested, held by our non-employee directors as of December 31, 2021. The following table sets forth the aggregate number of outstanding stock awards held by our non-employee directors as of December 31, 2021.

Name	Number of RSUs
Fahim Ahmed(1)	3,382
Jeffrey C. Smith	3,273
John W. Diercksen	4,036
Michelle Felman	3,164
Melissa Hathaway	3,600
Manuel D. Medina	5,236
Raymond Svider(1)	2,618
Gregory Waters	4,582
(1)In 2022, Fahim Ahmed and Raymond Svider assigned their RSUs, for no consideration, to BCEC-SIS Holdings L.P.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information with respect to our 2021 Plan in effect as of December 31, 2021, which was approved by our stockholders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity Compensation Plans Approved By Stockholders	4,185,044	$9.55	9,093,255
Total	4,185,044	$9.55	9,093,255

(1)Represents the weighted-average exercise price of outstanding options under the 2021 Plan as of December 31, 2021. RSUs do not have an exercise price and were not included in calculating the weighted average exercise prices.
(2)Consists of shares of Class A common stock available for issuance under the 2021 Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock as of March 23, 2022, referred to as the “Beneficial Ownership Date,” by:

•each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our Class A Common Stock;
•each of our directors;
•each of our NEOs; and
•all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Class A common stock subject to options or warrants issuable or exercisable within 60 days of the Beneficial Ownership Date are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 178,566,352 shares of Class A common stock outstanding as of the Beneficial Ownership Date.

Unless otherwise indicated, we believe that each person listed in the table below has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o Cyxtera Technologies, Inc., 2333 Ponce de Leon Boulevard, Suite 900, Coral Gables, Florida 33134.

Name of Beneficial Owner	Number of Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Class A Common Stock
5% Stockholders
SIS Holdings LP(1)(5)(6)	109,850,000	61.5%
FMR LLC(2)	22,767,069	12.7%
Starboard Value LP(3)(7)	20,767,571	11.6%
SVAC Sponsor LLC(4)(5)	11,262,341	6.3%
Directors and NEOs:
Manual D. Medina(6)	109,850,000	61.5%
Fahim Ahmed	–	–
John W. Diercksen	–	–
Michelle Felman	–	–
Melissa Hathaway	–	–
Jeffrey C. Smith(7)	20,767,571	11.6%
Raymond Svider	–	–
Gregory Waters(8)	93,570	*
Nelson Fonseca	–	–
Randy Rowland	–	–
Carlos Sagasta	–	–
Directors and executive officers as a group (12 individuals)	130,711,141	73.2%

*Less than one percent.
(1)SIS Holdings LP is the record holder of 109,850,000 shares of Class A common stock. The general partner of SIS Holdings LP is SIS Holdings GP LLC, which is managed by a board of directors, a majority of which is appointed by BCEC-SIS Holdings L.P. The general partners of BCEC-SIS Holdings L.P. are CIE Management IX Limited and BCEC Management X Limited, which are controlled by the board of directors, which are appointed by BC Partners Group Holdings Limited, which is a majority-owned subsidiary of BC Partners Holdings Limited, which is controlled by Lee Clark, Karen Jamieson and Mark Rodliffe. As a result, each of the foregoing entities may be deemed to share voting and investment power over the shares of Class A common stock held by SIS Holdings LP. The business address of SIS Holdings LP and SIS Holdings GP LLC is 2333 Ponce De Leon Boulevard, Suite 900, Coral Gables, Florida 33134. The business address of BC Partners Holdings Ltd. and BC Partners Group Holdings Ltd. is West Wing, Floor 2, Trafalgar Court, Les Banques, St. Peter, Port Guernsey. The business address of BCEC-SIS Holdings L.P., BCEC Management X Ltd. and CIE Management IX Ltd. is Arnold House P.O. Box 273, St. Julian’s Avenue, St. Peter, Port Guernsey.
(2)Based solely upon information contained in the most recently filed Schedule 13G/A of FMR LLC, filed with the SEC on February 9, 2022, reflecting beneficial ownership as of December 31, 2021. According to this Schedule 13G/A, FMR LLC and its Chairman, Abigail P. Johnson, reported the beneficial ownership of 22,767,069 shares on behalf of Fidelity Management and Research Company LLC, a wholly owned subsidiary of FMR LLC and a registered investment adviser, and had sole voting power for 3,250,507 of these shares, no shared voting power, sole dispositive power for 22,767,069 of these shares and no shared dispositive power. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(3)Based solely upon information contained in the Schedule 13D/A of Starboard Value LP, filed with the SEC on January 25, 2022. According to this Schedule 13D/A, Starboard Value LP, as the investment manager of Starboard Value and Opportunity Master Fund Ltd (“Starboard V&O Fund”), Starboard Value and Opportunity C LP (“Starboard C LP”), Starboard Value and Opportunity Master Fund L LP (“Starboard L Master”), Starboard X Master Fund Ltd (“Starboard X Master”) and a certain managed account (“Starboard Value LP Account”) and the manager of Starboard Value and Opportunity S LLC (“Starboard S LLC”), may be deemed the beneficial owner of the (i) 11,602,587 shares of Class A common stock beneficially owned by Starboard V&O Fund, (ii) 2,054,489 shares of Class A common stock beneficially owned by Starboard S LLC, (iii) 1,221,537 shares of Class A common stock beneficially owned by Starboard C LP, (iv) 938,808 shares of Class A common stock owned by Starboard L Master, (v) 1,650,431 shares of Class A common stock owned by Starboard X Master and (vi) 3,299,719 shares of Class A common stock through the Starboard Value LP Account. Starboard Value LP disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. The business address of Starboard Value LP is 777 Third Avenue, 18th Floor, New York, New York 10017.
(4)SVAC Manager LLC, a Delaware limited liability company, is the manager of SVAC Sponsor LLC. SVAC Sponsor LLC’s business address is 777 Third Avenue, 18th Floor, New York, New York 10017.
(5)Pursuant to the Stockholders Agreement, SVAC Sponsor LLC and SIS Holdings LP may be deemed to be a group. If SVAC Sponsor LLC and SIS Holdings LP were a group, such group would be deemed to beneficially own 121,112,341, or 67.8%, of the outstanding Class A common stock.
(6)Medina Capital Fund II - SIS Holdco, L.P. maintains the right (subject to certain conditions) to elect one of BCEC-SIS Holdings L.P.’s designees to the board of directors of Cyxtera and a negative consent right over the disposition of the Class A common stock held by SIS Holdings LP. Medina Capital Fund II - SIS Holdco GP, LLC is the general partner of Medina Capital Fund II - SIS Holdco, L.P., which is ultimately controlled by Manuel D. Medina. As a result, Mr. Medina and each of the foregoing entities may be deemed to share voting and investment power over the shares of Class A common stock held by SIS Holdings LP.
(7)Jeffrey C. Smith may be deemed to beneficially own 20,767,571 shares of Class A common stock because he is a member of Starboard Value GP, LLC, which is the general partner of Starboard Value LP, and, therefore, may be deemed to direct the voting and dispositive decisions of Starboard Value LP with respect to such Class A common stock. Mr. Smith disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The business address of Mr. Smith and Starboard Value LP is 777 Third Avenue, 18th Floor, New York, New York 10017.
(8)Consists of 93,570 held by the Waters Family Trust, which are indirectly beneficially owned by Gregory Waters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described under “Executive Compensation,” the following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

•we have been or are to be a participant;
•the amount involved exceeds or will exceed $120,000; and
•any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Services Agreement

Cyxtera and its subsidiaries were parties to the Services Agreement, dated May 1, 2017, with the Service Providers pursuant to which the Service Providers agreed to provide management, consulting and advisory services to Cyxtera and its subsidiaries. The Service Providers include BC Partners, Inc. and Medina Capital Advisors, LLC (“MCA”). Pursuant to the Services Agreement, Cyxtera agreed to pay the Service Providers (a) a structuring fee in connection with services provided in support of the initial formation of Cyxtera and the completion of its founding acquisitions and (b) an annual service fee of $1.0 million to be paid in equal quarterly installments.

On February 19, 2021, Cyxtera paid approximately $19.3 million to BC Partners LLP (“BC Partners”) in respect of the structuring fee under the Services Agreement. BC Partners is an affiliate of the BC Stockholder, which beneficially owns approximately 61.5% of our Class A common stock (through its interest in SIS, as described elsewhere in this Annual Report). Also on February 19, 2021, Cyxtera paid approximately $525,000 and $175,000 to BC Partners Advisors LP and MCA, respectively, in respect of accrued service fees under the Services Agreement for the year ended December 31, 2020. BC Partners Advisors LP is an affiliate of the BC Stockholder. MCA is indirectly owned and controlled by Manuel D. Medina, Chair of Cyxtera’s board of directors, and is an affiliate of the Medina Stockholder, which beneficially owns approximately 61.5% of our Class A common stock (through its interest and rights with respect to shares held by SIS, as described elsewhere in this Annual Report).

In connection with the Business Combination, the Service Providers agreed to waive all service fees for the period from January 1, 2021 through the closing of the Business Combination. In addition, Cyxtera and the Service Providers terminated the Services Agreement effective upon the closing of the Business Combination.

Appgate Transition Services Agreement and Other Services

On December 31, 2019, in connection with the spin-out of its former cybersecurity business, the Management Company entered into the Transition Services Agreement with Appgate. Pursuant to the Transition Services Agreement, the Management Company agreed to provide certain services to Appgate, and Appgate agreed to provide certain services to Legacy Cyxtera. Additionally, Appgate reimbursed Cyxtera for its pro rata share of certain shared insurance policies that remained in effect through April 30, 2021. During the year ended December 31, 2020, Cyxtera’s contracting subsidiary charged a total of $3.9 million to Cyxtera, net of $0.3 million in service fees for services provided by Appgate. The Transition Services Agreement expired by its terms on December 31, 2020. Appgate is 88.9% owned by SIS, and Messrs. Ahmed, Medina and Svider serve as director, Executive Chairman and director, and director, respectively of Appgate.

In June 2020, certain subsidiaries of Legacy Cyxtera entered into purchase orders with Appgate pursuant to which they acquired one-year licenses for one of Appgate’s cybersecurity software products. The subsidiaries renewed this license in July 2021 for another one-year term and added additional licenses in December 2021. For 2020 and 2021, Appgate charged $143,990 and $150,069, respectively, for the licenses and related training. In 2020 and 2021, Cyxtera provided Appgate certain data center colocation and CXD services. For 2020 and 2021, Cyxtera charged Appgate $167,960 and $346,230, respectively, for those services.

A subsidiary of Cyxtera received systems maintenance services from Appgate for a monthly fee of $15,908 through July 2021.

Appgate Loans

On March 31, 2019, Appgate issued promissory notes to Cyxtera and a subsidiary of Cyxtera, evidencing funds borrowed by Appgate from Cyxtera and such subsidiary and potential future borrowings. The promissory notes had a combined initial aggregate principal amount of $95.2 million and provided for additional borrowings of up to $52.5 million. The promissory notes accrued interest at a rate per annum equal to 3%, with interest being payable upon maturity. The initial term of the notes expired on March 30, 2020, but was extended through March 30, 2021. As of February 8, 2021, the aggregate outstanding principal and accrued interest of the promissory notes was approximately $154.3 million. On such date, Appgate paid Cyxtera approximately $118.2 million in respect of the promissory notes, and Cyxtera forgave the remaining balance of such notes.

Stock Redemption

On February 19, 2021, Legacy Cyxtera redeemed, cancelled and retired 0.08 of the 0.96 of a share of common stock of Legacy Cyxtera outstanding held by SIS in exchange for the payment of approximately $97.9 million by Legacy Cyxtera to SIS.

Presidio

Subsidiaries of Cyxtera have entered into agreements with Presidio Holdings, Inc. (“Presidio”) pursuant to which (a) Presidio provides IT products and services to Cyxtera; (b) Cyxtera’s subsidiaries provide colocation services to Presidio and (c) Presidio may refer colocation sales opportunities to Cyxtera and its subsidiaries in exchange for a referral fee. In the year ended December 31, 2020, Cyxtera paid approximately $0.3 million to Presidio for IT products and services and received payments from Presidio of approximately $0.2 million for colocation services. Cyxtera did not pay any referral fees to Presidio in 2020. In the year ended December 31, 2021, Cyxtera paid approximately $0.3 million to Presidio for IT products and services, including referral fees, and received payments from Presidio of approximately $0.3 million for colocation services. Presidio’s majority owner is an affiliate of the BC Stockholder. In addition, two of Cyxtera’s directors, Fahim Ahmed and Raymond Svider, also serve as directors of Presidio.

Transaction Bonus

SIS funded the Transaction Bonus paid to current and former employees and directors of Legacy Cyxtera following the consummation of the Business Combination by a capital contribution of $5.2 million.

Optional Share Purchase

On January 31, 2022, Cyxtera issued a total of 3,750,000 Optional Shares at a price of $10.00 per share, to SIS, a beneficial holder of more than 5% of our capital stock, for an aggregate purchase price of $37,500,000 pursuant to the Optional Share Purchase Agreement, which was entered into prior to the Business Combination. Also, on January 31, 2022, Cyxtera issued a total of 3,750,000 Optional Shares at a price of $10.00 per share to certain clients of Starboard Value LP, a beneficial holder of more than 5% of our capital stock, for an aggregate purchase price of $37,500,000 pursuant to the Optional Share Purchase Agreement.

SVAC Related Party Transactions

Founder Shares

On November 27, 2019, the Sponsor purchased 8,625,000 shares of our Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. In June 2020, the Sponsor transferred (i) 431,250 founder shares to Martin D. McNulty, Jr., the SVAC Chief Executive Officer and a member of the board of directors and (ii) 25,000 founder shares to each of Pauline J. Brown, Michelle Felman and Lowell Robinson. In July 2020, the Sponsor transferred 25,000 founder shares to Robert L. Greene. On September 9, 2020, SVAC effected a 1.2:1 share capitalization, resulting in an aggregate of 10,350,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization.

The Sponsor and the SVAC Chief Executive Officer agreed to forfeit up to 1,350,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the founder shares would represent 20.0% of our issued and outstanding shares after the IPO. On September 23, 2020, upon the underwriters’ partial exercise of the over-allotment, an aggregate of 244,137 founder shares were forfeited by the Sponsor and the SVAC Chief Executive Officer.

The Sponsor and the SVAC officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until (A) one year after the date of the consummation of the initial business combination or (B) subsequent to the initial business combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after the initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the IPO, SVAC consummated the private placement of 6,133,333 private placement warrants to the Sponsor, at a price of $1.50 per private placement warrant, generating gross proceeds to our Company of $9.2 million. In connection with the underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an additional 589,794 private placement warrants, at a price of $1.50 per private placement warrant, generating gross proceeds of approximately $0.9 million.

Each whole private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the IPO held in the trust account.

On December 20, 2021, we issued a press release stating that, pursuant to the terms of the public warrants and the private placement warrants, we would redeem all of the outstanding warrants at a redemption price of $0.10 per warrant. In connection with the redemption, our warrants stopped trading on Nasdaq and were delisted, with the trading halt announced after close of market on January 19, 2022.

Related Party Loans

On November 27, 2019, the Sponsor agreed to loan SVAC an aggregate of up to $0.3 million to cover expenses related to the IPO pursuant to a promissory note. The promissory note was non-interest bearing and payable on the earlier of October 31, 2020 or the completion of the IPO. SVAC borrowed approximately $0.1 million under the promissory note and fully repaid the promissory note on September 14, 2020.

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or the SVAC officers and directors may have, but were not obligated to, make working capital loans. The working capital loans would either have been repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans could have been convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would have been identical to the private placement warrants. There were no borrowings under the working capital loans. The Business Combination having been completed, the working capital loans are no longer in effect.

Administrative Services Agreement

SVAC entered into an agreement that provided that, commencing on the date that SVAC securities are first listed on Nasdaq and continuing until the earlier of the consummation of an initial business combination or SVAC’s liquidation, SVAC would pay the Sponsor a total of $10,000 per month for office space, administrative and support services (the “Administrative Services Agreement”). The Business Combination having been completed, the Administrative Service Agreement is no longer in effect.

Director and Officer Indemnification

Our certificate of incorporation and our bylaws provide for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. We have entered into indemnification agreements with each member of our board of directors and several of our officers.

Procedures with Respect to Review and Approval of Related Person Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Under the policy, our accounting department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If the head of our accounting department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Legal Officer will be required to present to the audit committee all relevant facts and circumstances relating to the related person transaction. The audit committee will be required to review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the audit committee, subject to ratification of the transaction by the audit committee at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the audit committee for ratification at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then-current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10—Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accounting Fees and Services.

The following table presents a summary of the fees for professional audit services and other services provided to Cyxtera by Deloitte, our independent registered public accounting firm, for the fiscal years ended December 31, 2021. and 2020.

	2021	2020
Audit Fees (1)	$1,216,816	$1,107,283
Audit-Related Fees(2)	$2,018,782	$65,000
Tax Fees(3)	$254,683	$80,000
All Other Fees(4)	$–	$–
Total Fees	$3,490,281	$1,252,283
(1)Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of fees for professional services rendered in connection with financial statements incorporated into SEC filings to facilitate the Business Combination.
(3)Tax fees consist of fees billed for professional services relating to tax compliance, tax advice and tax planning.
(4)All other fees consist of fees billed for services not associated with audit or tax.

Pre-Approval Policies and Procedures

Pursuant to the audit committee charter, audit and non-audit services pre-approval policy and the requirements of law, the audit committee pre-approves all audit and permitted non-audit services that may be provided by our independent registered public accounting firm. This pre-approval applies to audit services, audit-related services, tax services and other services. In some cases, the full audit committee provides pre-approval for specific services, subject to a specific dollar threshold. In other cases, the chair of the audit committee has the delegated authority from the audit committee to pre-approve services up to a specific dollar threshold, and the chair then reports such pre-approvals to the full audit committee at its next meeting. For the fiscal year ended December 31, 2021, all non-audit services provided by Deloitte were approved in accordance with this pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Number	Description
2.1
Agreement and Plan of Merger, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Mundo Merger Sub 1, Inc., Cyxtera Holdings, LLC (formerly konwn as Mundo Merger Sub 2, LLC), Cyxtera Technologies, Inc. and Mundo Holdings, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 22, 2021, and incorporated herein by this reference.)

3.1
Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)
4.1
Specimen Class A Common Stock Certificate of Starboard Value Acquisition Corp. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on August 28, 2020, and incorporated herein by this reference.)

4.2
Specimen Warrant Certificate of Starboard Value Acquisition Corp. (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on August 28, 2020, and incorporated herein by this reference.)

4.3
Warrant Agreement, dated September 9, 2020, by and between SVAC and Continental Stock Transfer & Trust Company, as warrant agent (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A as filed with the SEC on September 8, 2020, and incorporated herein by this reference.)

4.4
Specimen Class A Common Stock Certificate of Cyxtera Technologies, Inc. (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

4.5	Description of Securities*

10.1	Form of Indemnity Agreement of SVAC (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 as filed with the SEC on August 18, 2020, and incorporated herein by this reference.)#
10.2	Form of Indemnification Agreement (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)#
10.3
Employment Agreement between Cyxtera Management, Inc. and Nelson Fonseca dated May 8, 2017 (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)#

10.4
Amendment to the Employment Agreement between Cyxtera Management, Inc. and Nelson Fonseca dated November 18, 2019 (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)#

10.5
Employment Agreement between Cyxtera Management, Inc. and Randy Rowland dated May 8, 2017 (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)#

10.6
Amendment to the Employment Agreement between Cyxtera Management, Inc. and Randy Rowland dated November 18, 2019 (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)#

10.7
Executive Employment Agreement between Cyxtera Management, Inc. and Carlos Sagasta dated February 10, 2020 (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)#

10.8	Non-Employee Director Compensation Program*#
10.9	2021 Omnibus Incentive Plan (filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)#
10.10
Forms of award agreements under the Cyxtera Technologies, Inc. 2021 Omnibus Incentive Plan (filed as Exhibit 99.2 to the Company’s Form S-8 as filed with the SEC on October 1, 2021, and incorporated herein by this reference.)#

10.11
Form of Amended and Restated Registration Rights Agreement by and among certain stockholders (filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

10.12
First Lien Credit Agreement, dated May 1, 2017, by and among Cyxtera DC Parent Holdings, Inc., Cyxtera DC Holdings, Inc. (f/k/a Colorado Buyer Inc.), and the other parties thereto (filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

10.13
Amendment to the Credit Agreement, dated May 7, 2021, by and among Cyxtera DC Holdings, Inc. (f/k/a Colorado Buyer Inc.), Cyxtera DC Parent Holdings, Inc., and Citibank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

10.14
Stockholders Agreement, dated July 29, 2021, by and among Cyxtera Technologies, Inc., a Delaware corporation (f/k/a Starboard Value Acquisition Corp.), SIS Holdings LP, BCEC-Cyxtera Technologies Holdings (Guernsey) L.P., Medina Capital Fund II–SIS Holdco, L.P. and SVAC Sponsor LLC (filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

21.1	List of Company’s Subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
24.1	Powers of Attorney (included on Signature Page of this Annual Report on Form 10-K)*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer*
32.1	Section 1350 Certification of the Chief Executive Officer**
32.2	Section 1350 Certification of the Chief Financial Officer**
101.DEF	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith.
**    Furnished herewith.
#    Represents management contract or compensatory plan or arrangement.

We will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written requests should include a representation that the person making the request is the beneficial owner of securities entitled to vote at our Annual Meeting of Shareholders.

Item 16. Form 10–K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYXTERA TECHNOLOGIES, INC.

Date: March 25, 2022

/s/ Carlos Sagasta
Carlos Sagasta
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Nelson Fonseca, Carlos Sagasta and Victor Semah, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nelson Fonseca	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2022
Nelson Fonseca

/s/ Carlos Sagasta	Chief Financial Officer (Principal Financial Officer)	March 25, 2022
Carlos Sagasta

/s/ Edmundo Miranda	Chief Accounting Officer (Principal Accounting Officer)	March 25, 2022
Edmundo Miranda

Signature	Title	Date

/s/ Fahim Ahmed	Director	March 25, 2022
Fahim Ahmed

/s/ John Diercksen	Director	March 25, 2022
John W. Diercksen

/s/ Michelle Felman	Director	March 25, 2022
Michelle Felman

/s/ Melissa Hathaway	Director	March 25, 2022
Melissa Hathaway

/s/ Manuel D. Medina	Director	March 25, 2022
Manuel D. Medina

/s/ Jeffrey C. Smith	Director	March 25, 2022
Jeffrey C. Smith

/s/ Raymond Svider	Director	March 25, 2022
Raymond Svider

/s/ Gregory Waters	Director	March 25, 2022
Gregory Waters