Form 10-Q
period 2022-03-31
Cyxtera Technologies, Inc.
filed 2022-05-12
CIK 1794905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39496

Cyxtera Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3743013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2333 Ponce De Leon Boulevard Suite 900
Coral Gables, FL 33134

(Address of registrant’s principal executive offices, including zip code)

(305) 537-9500
(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 10, 2022, there were approximately 178,566,352 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding.

CYXTERA TECHNOLOGIES, INC.
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, risks related to the effects of the COVID-19 pandemic on our business or future results; risks related to supply chain disruptions; increases in interest rates; fluctuations in energy prices; fluctuations in foreign currency exchange rates in the markets in which we operate internationally; inflation; prolonged power outages, shortages or capacity constraints; physical and electronic security breaches and cyber-attacks, which could disrupt our operations; any failure of our physical infrastructure or negative impact on our ability to provide our services, or damage to customer infrastructure within our data centers; inadequate or inaccurate external and internal information, including budget and planning data, which could lead to inaccurate financial forecasts and inappropriate financial decisions; our fluctuating operating results; our ability to maintain our credit ratings; our government contracts, which are subject to early termination, audits, investigations, sanctions and penalties; our reliance on third parties to provide internet connectivity to our data centers; the incurrence of goodwill and other intangible asset impairment charges, or impairment charges to our property and equipment, which could result in a significant reduction to our earnings; our ability to access external sources of capital on favorable terms or at all, which could limit our ability to execute our business and growth strategies; the requirements of being a public company, including maintaining adequate internal controls over financial and management systems; our ability to manage our growth; volatility of the market price of our Class A common stock; future sales, or the perception of future sales, of our Class A common stock by existing securityholders in the public market, which could cause the market price for our Class A common stock to decline; and our ability to use our United States federal and state net operating losses to offset future United States federal and applicable state taxable income may be subject to certain limitations that could accelerate or permanently increase taxes owed; and other factors discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

i

WHERE YOU CAN FIND MORE INFORMATION

Our corporate website address is https://cyxtera.com (“Corporate Website”). The contents of, or information accessible through, our Corporate Website are not part of this Form 10-Q.

The Company maintains a dedicated investor website at https://ir.cyxtea.com (“Investor Website”), which is similarly not part of this Quarterly Report on Form 10-Q. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our Investor Website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

We may use our Investor Website as a distribution channel of material information about the Company including through press releases, investor presentations, sustainability reports and notices of upcoming events. We intend to utilize our Investor Website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD.

Any reference to our Corporate Website or Investor Website addresses do not constitute incorporation by reference of the information contained on or available through those websites, and you should not consider such information to be a part of this Quarterly Report on Form 10-Q or any other filings we make with the SEC.
ii

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share information)

	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$60.1	$52.4
Accounts receivable, net of allowance of $0.0 and $0.3, respectively	27.7	18.3
Prepaid and other current assets	35.1	37.5
Total current assets	122.9	108.2

Property and equipment, net	1,663.5	1,530.8
Operating lease right-of-use assets	280.3	—
Goodwill	760.5	761.7
Intangible assets, net	472.0	519.8
Other assets	16.9	16.7
Total assets	$3,316.1	$2,937.2

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$60.2	$57.9
Accrued expenses	64.1	65.3
Current portion of operating lease liabilities	32.4	—
Current portion of long-term debt, finance leases and other financing obligations	51.0	50.3
Deferred revenue	62.3	60.7
Other current liabilities	9.2	10.0
Total current liabilities	279.2	244.2

Operating leases liabilities, net of current portion	308.6	—
Long-term debt, net of current portion	857.8	896.5
Finance leases and other financing obligations, net of current portion	1,075.8	937.8
Deferred income taxes	33.9	29.9
Warrant liabilities	—	64.7
Other liabilities	67.2	158.2
Total liabilities	2,622.5	2,331.3

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 178,566,352 and 166,207,190 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	1,949.1	1,816.5
Accumulated other comprehensive income	6.8	10.8
Accumulated deficit	(1,262.3)	(1,221.4)
Total shareholders’ equity	693.6	605.9
Total liabilities and shareholders’ equity	$3,316.1	$2,937.2

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except for share information)

	Three Months Ended March 31,
	2022	2021
Revenues	$182.4	$172.9
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization	98.0	98.4
Selling, general and administrative expenses	31.3	27.6
Depreciation and amortization	62.3	60.6
Restructuring, impairment, site closures and related costs	1.3	8.1
Total operating costs and expenses	192.9	194.7

Loss from operations	(10.5)	(21.8)
Interest expense, net	(38.6)	(43.2)
Other income (expenses), net	0.5	(0.5)
Change in fair value of warrant liabilities	11.8	—
Loss from operations before income taxes	(36.8)	(65.5)
Income tax (expense) benefit	(4.1)	12.9
Net loss	$(40.9)	$(52.6)

Loss Per Share
Basic and diluted	$(0.23)	$(0.47)

Weighted average number of shares outstanding
Basic and diluted	175,182,160	111,351,414
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Net loss	$(40.9)	$(52.6)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(4.0)	0.2
Other comprehensive (loss) income	(4.0)	0.2

Comprehensive loss	$(44.9)	$(52.4)
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited, in millions, except for share information)

	Class A common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Share	Amount
Balance as of December 31, 2021	166,207,190	$—	$1,816.5	$10.8	$(1,221.4)	$605.9
Equity-based compensation	—	—	3.4	—	—	3.4
Issuance of shares related to exercise of warrants	4,859,162	—	54.2	—	—	54.2
Issuance of shares related to exercise of optional shares purchase options	7,500,000	—	75.0	—	—	75.0
Net loss	—	—	—	—	(40.9)	(40.9)
Other comprehensive (loss) income	—	—	—	(4.0)	—	(4.0)
Balance as of March 31, 2022	178,566,352	$—	$1,949.1	$6.8	$(1,262.3)	$693.6

Balance as of December 31, 2020	0.96	$—	$1,504.6	$16.7	$(963.5)	$557.8
Retroactive application of recapitalization	115,745,454	—	—	—	—	—
Adjusted balance, beginning of period	115,745,455	—	1,504.6	16.7	(963.5)	557.8
Equity-based compensation	—	—	1.9	—	—	1.9
Capital redemption	(9,645,455)	—	(97.9)	—	—	(97.9)
Net loss	—	—	—	—	(52.6)	(52.6)
Other comprehensive income (loss)	—	—	—	0.2	—	0.2
Balance as of March 31, 2021	106,100,000	$—	$1,408.6	$16.9	$(1,016.1)	$409.4
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Net loss	$(40.9)	$(52.6)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62.3	60.6
Restructuring, impairment, site closures and related costs	—	2.0
Amortization of favorable/unfavorable leasehold interests, net	—	1.1
Amortization of debt issuance costs and fees, net	1.0	1.4
Equity-based compensation	3.4	1.9
Reversal of doubtful accounts	(0.3)	(0.2)
Deferred income taxes	4.1	(12.9)
Change of fair value of warrant liabilities	(11.8)	—
Non-cash interest expense, net	3.0	2.4
Changes in operating assets and liabilities, excluding impact of acquisitions and dispositions:
Accounts receivable	(9.0)	21.0
Prepaid and other current assets	2.3	2.8
Other assets	(0.3)	(0.5)
Operating lease right-of-use assets	10.2	—
Operating lease liabilities	(10.2)	—
Accounts payable	(0.4)	(3.1)
Accrued expenses	(1.2)	2.6
Due to affiliates	—	(22.7)
Other liabilities	—	4.3
Net cash provided by operating activities	12.2	8.1
Cash flows from investing activities:
Purchases of property and equipment	(32.4)	(13.7)
Amounts received from affiliate (Note 18)	—	117.1
Net cash (used in) provided by investing activities	(32.4)	103.4
Cash flows from financing activities:
Repayment of long-term debt	(42.3)	(2.3)
Repayment of finance leases and other financing obligations	(11.7)	(17.1)
Proceeds from sales leaseback financing	10.0	—
Capital redemption	—	(97.9)
Proceeds from the exercise of warrants, net of redemptions	1.3	—
Proceeds from the exercise of the optional share purchase options	75.0	—
Net cash provided by (used in) financing activities	32.3	(117.3)
Effect of foreign currency exchange rates on cash	(4.4)	(1.3)
Net increase (decrease) in cash	7.7	(7.1)
Cash at beginning of period	52.4	120.7
Cash at end of period	$60.1	$113.6

Supplemental cash flow information:
Cash paid for income taxes, net	$0.7	$0.3
Cash paid for interest	$9.6	$25.6
Non-cash purchases of property and equipment	$2.8	$9.7
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and description of the business

Cyxtera Technologies, Inc. (“Cyxtera”) is a global data center leader in retail colocation and interconnection services. Cyxtera’s data center platform consists of 61 highly interconnected data centers across 28 markets on three continents.

Cyxtera was incorporated in Delaware as Starboard Value Acquisition Corp. (“SVAC”) on November 14, 2019. On July 29, 2021 (the “Closing Date”), SVAC consummated the previously announced business combination pursuant to the Agreement and Plan of Merger, dated February 21, 2021 (the “Merger Agreement”), by and among SVAC, Cyxtera Technologies, Inc., a Delaware corporation (“Legacy Cyxtera”), Mundo Merger Sub 1, Inc., a Delaware Corporation and wholly owned subsidiary of SVAC (“Merger Sub 1”), Cyxtera Holdings, LLC (formerly known as Mundo Merger Sub 2, LLC), a Delaware limited liability company and wholly owned subsidiary of SVAC (“Merger Sub 2”), and Mundo Holdings, Inc. (“NewCo”), a Delaware corporation and wholly owned subsidiary of SIS Holding LP, a Delaware limited partnership (“SIS”). Pursuant to the Merger Agreement, Legacy Cyxtera was contributed to NewCo and then converted into a limited liability company and, thereafter, Merger Sub 1 was merged with and into NewCo, with NewCo surviving such merger as a wholly owned subsidiary of SVAC and immediately following such merger and as part of the same overall transaction NewCo was merged with and into Merger Sub 2, with Merger Sub 2 surviving such merger as a wholly owned subsidiary of SVAC (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Business Combination, SVAC changed its name to Cyxtera Technologies, Inc.

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

Note 2.    Basis of presentation and significant accounting policies

a)Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared by Cyxtera and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The unaudited condensed consolidated balance sheet data as of December 31, 2021 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). For further information, refer to the Company’s consolidated financial statements as of and for the year ended December 31, 2021, included in the Annual Report on Form 10-K filed with the SEC on March 25, 2022 (the “Annual Report on Form 10-K”). Results for the interim periods are not necessarily indicative of the results for the entire fiscal year.

b)Risks and uncertainties

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, asset and goodwill impairments, allowance of doubtful accounts, future asset retirement obligations and the potential outcome of future tax consequences of events that have been recognized in the unaudited condensed consolidated financial statements. Actual results and outcomes may differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.

Coronavirus (COVID-19) Update

During the three months ended March 31, 2022, the COVID-19 pandemic did not have a material impact on our unaudited condensed consolidated financial statements. The full impact that the ongoing COVID-19 pandemic will have on our future unaudited condensed consolidated financial statements remains uncertain and ultimately will depend on many factors, including the duration and potential cyclicity of the health crisis, further public policy actions to be taken in response, as well as the continued impact of the pandemic on the global economy and our customers and vendors. We will continue to evaluate the nature and extent of these potential impacts to our business and unaudited condensed consolidated financial statements.

c)Update to significant accounting policies

The Company’s significant accounting policies are detailed in Note 2 - Summary of Significant Accounting Policies of the Company’s consolidated financial statements as of and for the year ended December 31, 2021 included within the Annual Report Form 10-K. Significant updates to our accounting policies as a result of the adoption of Accounting Standard Update (“ASU”) 2016-12, Leases, as well as the initial implementation guidance and subsequent amendments to ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2020-05 (collectively referred to as “Topic 842”) for the three months ended March 31, 2022 are discussed below.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leases

The Company determines if an arrangement is or contains a lease at its inception. The Company enters into lease arrangements primarily for data center spaces, office spaces and equipment. The Company recognizes a right-of-use (“ROU”) asset and lease liability on the consolidated balance sheet for all leases with a term longer than 12 months, including renewals.

ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are classified and recognized at the commencement date. Lease liabilities are measured based on the present value of fixed lease payments over the lease term. ROU assets consist of (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by the Company. Lease payments may vary because of changes in facts or circumstances occurring after the commencement, including changes in inflation indices. Variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are included in the measurement of ROU assets and lease liabilities using the index or rate at the commencement date. Variable lease payments that do not depend on an index or a rate are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Since most of the Company’s leases do not provide an implicit rate, the Company uses its own incremental borrowing rate (“IBR”) on a collateralized basis in determining the present value of lease payments. The Company utilizes a market-based approach to estimate the IBR. The approach requires significant judgment. Therefore, the Company utilizes different data sets to estimate IBRs via an analysis of (i) yields on our outstanding public debt (ii) yields on comparable credit rating composite curves and (iii) yields on comparable market curves.

The majority of the Company’s lease arrangements include options to extend the lease. If the Company is reasonably certain to exercise such options, the periods covered by the options are included in the lease term. The Company recognizes rental expenses for operating leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. The depreciable lives of certain fixed assets and leasehold improvements are limited by the expected lease term. The Company has certain leases with an initial term of 12 months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company elected not to recognize any ROU asset or lease liability on the consolidated balance sheet. The Company has lease agreements with lease and non-lease components. The Company elected to account for the lease and non-lease components as a single lease component for all classes of underlying assets for which the Company has identified lease arrangements with non-lease components.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company is evaluating the impact that the adoption of this standard will have on its unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, which requires companies to measure and recognize lifetime expected credit losses for certain financial instruments, including trade accounts receivable. Expected credit losses are estimated using relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This amendment is effective commencing in 2023 with early adoption permitted, and the Company expects to adopt the new standard on the effective date or the date it no longer qualifies as an emerging growth company, whichever is earlier. Entities are permitted to use a modified retrospective approach. The Company is evaluating the impact that the adoption of this standard will have on its unaudited condensed consolidated financial statements.

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted the amendments in Topic 740 as of January 1, 2022, without a material impact on our unaudited condensed consolidated financial statements.

In February 2016, FASB issued Topic 842. Topic 842 replaces the guidance in former ASC Topic 840, Leases. The new lease guidance increases transparency and comparability among organizations by requiring the recognition of the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s future obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) an operating lease right-of-use (“ROU”) asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The accounting for the Company’s finance leases remains substantially unchanged. Topic 842 allows entities to adopt using one of two methods: the modified retrospective transition method or the alternative transition method.

During the three months ended March 31, 2022, the Company adopted Topic 842, with an effective date of January 1, 2022, using the alternative transition method. Therefore, results for reporting periods beginning after January 1, 2022 are presented under Topic 842, while comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. The Company recognized the cumulative effects of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of adoption.

In adopting the new guidance, the Company elected to apply the package of practical expedients permitted under the transition guidance which allows the Company not to reassess (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Adoption of the standard had a significant impact on the Company’s unaudited condensed consolidated balance sheet, including the (1) recognition of new ROU assets and liabilities on its balance sheet for all operating leases; and (2) reclassification of previously recognized lease abandonment liabilities, deferred rent, and favorable and unfavorable lease interests, as a reduction of or addition to the ROU assets recognized at adoption. The adoption of the standard did not have a significant impact on the unaudited condensed consolidated statement of operations and statement of cash flow. The cumulative effect of the changes made to our unaudited condensed consolidated January 1, 2022 balance sheet from the adoption of Topic 842 was as follows (in millions):

Balance Sheet	Balances at December 31, 2021	Adjustments due to adoption of Topic 842	Balances at January 1, 2022
Assets
Operating lease right-of-use assets	$—	$290.6	$290.6
Intangible assets, net	519.8	(32.7)	487.1
Liabilities
Current portion of operating lease liabilities	—	32.2	32.2
Operating lease liabilities, less current portion	—	319.0	319.0
Other liabilities	158.2	(93.3)	64.9

See Note 10 - Leases for additional information.

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

Of the 40,423,453 shares of SVAC’s Class A common stock (“Public Shares”) issued in its initial public offering (“IPO”) in September 2020, holders of 26,176,891 shares of SVAC’s Class A common stock properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from the IPO, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share or $261.8 million in the aggregate. As a result, 14,246,562 shares of Class A common stock remained outstanding leaving $142.5 million in the trust account.

As a result of the Business Combination, 106,100,000 shares of Class A common stock were issued to SIS, the sole stockholder of Legacy Cyxtera prior to the Business Combination, and 25,000,000 shares of Class A common stock were issued to certain qualified institutional buyers and accredited investors, at a price of $10.00 per share, for aggregate consideration of $250.0 million, for the purpose of raising additional capital for use by the combined company following the closing of the Business Combination and satisfying one of the conditions to the closing (the “PIPE Investment”). Additionally, as a result of the Business Combination, 10,526,315 shares of Class A common stock were issued to certain clients of Starboard Value LP (the “Forward Purchasers”) for $100.0 million and 10,105,863 shares of SVAC Class B common stock held by SVAC Sponsor LLC, a Delaware limited liability company (the “Sponsor”), automatically converted to 10,105,863 shares of Class A common stock.

In connection with the IPO, the Forward Purchasers and SVAC entered into an Optional Share Purchase Agreement, dated September 9, 2020 (the “Optional Share Purchase Agreement”), pursuant to which the Forward Purchasers were granted the option, anytime or from time to time for the six-month period following the closing of the Company’s initial business combination, to purchase common equity of the surviving entity in the initial

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
business combination (the “Optional Shares”) at a price per Optional Share of $10.00, subject to adjustments. In connection with the Merger Agreement, Legacy Cyxtera and the Forward Purchasers entered into a letter agreement pursuant to which the Forward Purchasers agreed not to purchase Optional Shares for an aggregate amount exceeding $75.0 million. On July 29, 2021, immediately prior to the consummation of the Transactions, Legacy Cyxtera entered into a second letter agreement (the “Optional Purchase Letter Agreement”) with the Forward Purchasers pursuant to which the parties agreed to amend the Optional Share Purchase Agreement to limit the number of Optional Shares available for purchase by the Forward Purchasers in the six-month period following the Transactions from $75.0 million to $37.5 million. Additionally, pursuant to an assignment agreement entered into concurrently with the Optional Purchase Letter Agreement (the “Assignment Agreement”), the Forward Purchasers agreed to assign an option to purchase $37.5 million of Optional Shares under the Optional Share Purchase Agreement to SIS. As a result of the Optional Purchase Letter Agreement and the Assignment Agreement, each of SIS and the Forward Purchasers had the ability to purchase, at a price of $10.00 per share, up to 3.75 million shares of Class A common stock (for a combined maximum amount of $75.0 million or 7.5 million shares) during the six-month period following the closing date of the Transactions. The exercise price of $10.00 per share was subject to adjustment in proportion to any stock dividends, stock splits, reverse stock splits or similar transactions. On January 31, 2022, SIS and the Forward Purchasers exercised the option, and Cyxtera issued 7.5 million shares of Class A common stock, par value $0.0001 per share, to SIS and the Forward Purchasers, at a price of $10.00 per share, for aggregate consideration of $75.0 million. Since SIS and the Forward Purchasers exercised the option, the Company was obligated to issue shares of Class A common stock in exchange for cash (and the option settled on a gross basis). The accounting guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC Subtopic 815-40”), states that contracts should be classified as equity instruments (and not as an asset or liability) if they are both (1) indexed to the issuer’s own stock and (2) classified in stockholders’ equity in the issuer’s statement of financial position. The optional share purchase options were indexed to the Company’s Class A common stock because the options were considered a fixed-for-fixed option on equity shares, pursuant to which the option holder would receive a fixed number of Class A common stock for a fixed conversion price of $10.00 per share. The Optional Share Purchase Agreement contained no contingent exercise or settlement provisions, which would preclude equity classification.

After giving effect to the Transactions, the redemption of the Public Shares as described above, the issuance of shares as part of the forward purchase and the consummation of the PIPE Investment, there were 165,978,740 shares of Class A common stock issued and outstanding. The Class A common stock and Public Warrants (as defined in Note 4) commenced trading on the Nasdaq Stock Market, LLC (“Nasdaq”) on July 30, 2021. As noted above, an aggregate of $261.8 million was paid from SVAC’s trust account to holders that properly exercised their right to have Public Shares redeemed, and the remaining balance immediately prior to the closing remained in the trust account. After taking into account the funds of $142.5 million in the trust account and $1.4 million from SVAC’s cash operating accounts after redemptions, the $250.0 million in gross proceeds from the PIPE Investment and the $100.0 million in gross proceeds from forward purchase, the Company received approximately $493.9 million in total cash from the Business Combination, before direct and incremental transaction costs of approximately $59.4 million and debt repayment of $433.0 million plus accrued interest. The $433.0 million debt repayment includes the full repayment of Legacy Cyxtera’s 2017 Second Lien Term Facility of $310.0 million and pay down of Legacy Cyxtera’s Revolving Facility and 2021 Revolving Facility (each as defined in Note 11) of $123.0 million, plus accrued interest.

In December 2021, the Company announced that it would redeem all of the Public Warrants and Private Placement Warrants (as defined in Note 4) that remained outstanding as of 5:00 p.m., New York City time, on January 19, 2022. On January 26, 2022, the Company announced that it had completed the redemption of all of its outstanding warrants that were issued under the warrant agreement and that remained outstanding at 5:00 p.m., New York City time, on January 19, 2022. Upon completion of the redemption, the Public Warrants ceased trading on the Nasdaq and were deregistered.

Prior to the Business Combination, Legacy Cyxtera and SVAC filed separate standalone federal, state and local income tax returns. As a result of the Business Combination, which qualified as a reverse recapitalization,

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SVAC (now known as Cyxtera Technologies, Inc.) became the parent of the consolidated filing group, with Legacy Cyxtera (now known as Cyxtera Technologies, LLC) as a subsidiary.

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statement of cash flows and the unaudited condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2021:

Recapitalization (in millions)
SVAC’s trust and cash, net of redemptions	$143.9
Cash - PIPE Investment	250.0
Cash - Forward Purchase	100.0
Less: transaction costs and advisory fees, net of tax benefit	(59.4)
Net proceeds from reverse recapitalization	434.5
Plus: non-cash net liabilities assumed (1)	(41.8)
Less: accrued transaction costs and advisory fees	(0.4)
Net contributions from reverse recapitalization	$392.3

(1) Represents $41.8 million of non-cash Public Warrants and Private Placement Warrants liabilities assumed.

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

The Company’s potential dilutive shares for the three months ended March 31, 2022 included public warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), unvested employee stock options, unvested restricted stock units (“RSUs”), unvested performance stock units (“PSUs”) and options issued to the Forward Purchasers and SIS pursuant to the Optional Share Purchase Agreement, have been excluded from diluted net loss per share as the effect would be to reduce the net loss per share. The Company excluded the following potential shares of Class A common stock, from the computation of diluted net loss per share during the three month period ended March 31, 2022 because including them would have an anti-dilutive effect:

Three Months Ended March 31,
2022
Unvested employee stock options	824,319
Unvested RSUs	4,866,709
Unvested PSUs	317,877
Optional shares (1)	7,500,000
Total shares	13,508,905

(1) Optional shares were excluded from the computation of diluted loss per share for the periods these instruments represented potential dilutive common stock equivalents during the three months ended March 31, 2022.

In addition, 19.4 million of Public and Private Placement Warrants, were excluded from the computation of net loss per share for the period January 1, 2022 through January 24, 2022, because they would have had an anti-dilutive effect on the computation of diluted net loss.

For the three months ended March 31, 2021, the Company did not have any potential dilutive shares.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.    Restructuring, impairment, site closures and related costs

Addison site

In January 2021, the Company notified the landlord of the Addison office space in Texas of its intent to sublease the property for the remaining 10 years. The Company ceased use of and subleased the space during the three months ended March 31, 2021. In connection with this decision, the Company incurred $7.9 million of expenses, including $5.9 million of accrued lease termination costs and $2.0 million of asset disposals.

Moses Lake site

In February 2021, the Company notified the landlord of the Moses Lake data center facility in the State of Washington of its intent to cease the use of the space. Accordingly, the Company accelerated depreciation and amortization of all assets on the site, including favorable leasehold interest amortization, which resulted in additional depreciation and amortization of $0.9 million during the three months ended March 31, 2021, and $0.3 million additional favorable leasehold interest amortization, recorded in cost of revenues, during the three months ended March 31, 2021, respectively. The Company ceased use of the property in June 2021 at which time it met the conditions for recording a charge related to the remaining lease obligation of $58.5 million. There is no sublease in place on this property. Furthermore, management believes the ability to sublease the property is remote and as such has not made any assumption for the future cash flows from a potential sublease in making this estimate.

On January 1, 2022, the Company adopted Topic 842, and reclassified $53.0 million of the restructuring liability reserve representing lease abandonment liabilities to the ROU asset. As of March 31, 2022, the restructuring liability reserve relates to the ASC 420, Exit or Disposal Cost Obligations, lease abandonment liability for Moses Lake, which was in excess of the ROU asset adjustment. The restructuring liability reserve is included in other liabilities in the unaudited condensed consolidated balance sheet.

The activity in restructuring liability reserve in for the three months ended March 31, 2022 and 2021 was as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$62.3	$—
Lease termination costs	—	5.4
Reclassification of the restructuring liability reserve to ROU Asset	(53.0)	—
Accretion	0.2	0.2
Payments	(0.3)	(1.6)
Balance at end of the period	$9.2	$4.0

During the three months ended March 31, 2022 and 2021, the Company recorded accretion of $0.2 million, in connection with the exits, recorded in restructuring, impairment, site closures and related costs in the unaudited condensed consolidated statement of operations. During the three months ended March 31, 2022, the Company recognized $1.3 million of restructuring expenses recorded in restructuring, impairment, site closures and related costs in the unaudited condensed consolidated statement of operations. The restructuring costs were composed of $1.4 million of interest expense from operating leases, $0.2 million of amortization from the ROU asset and $0.2 million of accretion expense, net of $0.5 million of income recognized from the Addison sublease.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.    Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into recurring revenue and non-recurring revenues. Cyxtera derives the majority of its revenues from recurring revenue streams, consisting primarily of colocation service fees. These fees are generally billed monthly and recognized ratably over the term of the contract. The Company’s non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services the Company performs. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) as discussed in Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2021, included within the Annual Report on Form 10-K.

	Three Months Ended March 31,
	2022	2021
Recurring revenue	$173.7	$164.7
Non-recurring revenues	8.7	8.2
Total	$182.4	$172.9

Contract balances

The following table summarizes the opening and closing balances of the Company’s receivables; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Receivables	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Closing balances as of December 31, 2020	$33.5	$23.8	$16.8	$15.6	$18.1
Net decrease during the three months ended March 31, 2021	(20.9)	(1.8)	(2.7)	(0.5)	(2.0)
Closing balances as of March 31, 2021	$12.6	$22.0	$14.1	$15.1	$16.1

Closing balances as of December 31, 2021	$18.3	$17.2	$12.1	$14.5	$14.7
Net increase (decrease) during the three months ended March 31, 2022	9.4	(1.1)	0.5	—	(0.6)
Closing balances as of March 31, 2022	$27.7	$16.1	$12.6	$14.5	$14.1

The difference between the opening and closing balances of the Company’s contract assets and deferred revenues primarily results from the timing difference between the Company’s performance obligation and the customer’s payment. The amounts of revenue recognized during the three months ended March 31, 2022 and 2021 from the opening deferred revenue balance was $4.0 million and $4.4 million, respectively. During the three months ended March 31, 2022 and 2021, no impairment loss related to contract balances was recognized in the unaudited condensed consolidated statements of operations.

In addition to the contract liability amounts shown above, deferred revenue on the unaudited condensed consolidated balance sheets includes $47.8 million and $46.1 million of advanced billings as of March 31, 2022 and December 31, 2021, respectively.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract costs

The ending balance of net capitalized contract costs as of March 31, 2022 and December 31, 2021 was $28.7 million and $29.3 million, respectively, $16.1 million and $17.2 million of which were included in prepaid and other current assets in the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, and $12.6 million and $12.1 million of which were included in other assets in the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, $5.0 million and $7.5 million, respectively, of contract costs were amortized, $2.0 million and $4.6 million of which were included in cost of revenues, excluding depreciation and amortization in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively, and $3.0 million and $2.9 million of which were included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

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

Cyxtera’s remaining performance obligations under its colocation agreements represent contracted revenue that has not been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties such as the majority of interconnection revenues. The aggregate amount allocated to performance obligations that were unsatisfied or partially satisfied as of March 31, 2022 was $784.4 million, of which 47%, 27% and 26% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively. The aggregate amount allocated to performance obligations that were unsatisfied as of December 31, 2021 was $818.0 million, of which 45%, 27% and 28% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively.

While initial contract terms vary in length, substantially all contracts automatically renew in one-year increments. Included in the performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed.

Note 7.    Balance sheet components

Allowance for doubtful accounts

The activity in the allowance for doubtful accounts during the three months ended March 31, 2022 and 2021 was as follows (in millions):

	March 31, 2022	December 31, 2021
Beginning balance	$0.3	$1.4
(Write-offs) Recoveries	—	0.1
Reversal of allowance	(0.3)	(1.2)
Impact of foreign currency translation	—	—
Ending balance	$—	$0.3

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Factored receivables

On February 9, 2021, a subsidiary of Cyxtera entered into a Master Receivables Purchase Agreement with Nomura Corporate Funding America, LLC (the “Factor”) to factor up to $37.5 million in open trade receivables at any point during the term of the commitment, which extends for a period of 540 days provided that the Factor has the right to impose additional conditions to its obligations to complete any purchase after 360 days. The Factor has not imposed any such additional conditions. Pursuant to the terms of the arrangement, a subsidiary of the Company shall, from time to time, sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The agreement allows for up to 85% of the face amount of an invoice to be factored. The unused balance fee under the arrangement is 2%. During the three months ended March 31, 2022, the Company’s subsidiary factored $10.9 million of receivables and received $10.7 million, net of fees of $0.2 million. During the three months ended March 31, 2021, the Company factored $39.1 million of receivables and collected $38.7 million, net of fees of $0.4 million. Cash collected under this arrangement is reflected within the change in accounts receivables in the unaudited condensed consolidated statement of cash flows.

Prepaid and other current assets

Prepaid and other current assets consist of the following as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022	December 31, 2021
Contract asset, current	$16.1	$17.2
Prepaid expenses	17.9	19.3
Other current assets	1.1	1.0
Total prepaid and other current assets	$35.1	$37.5

Note 8.    Goodwill and intangible assets

Goodwill was $760.5 million and $761.7 million as of March 31, 2022 and December 31, 2021, respectively. The change in goodwill during the three months ended March 31, 2022 and 2021 was due to foreign currency translation. The Company has not recorded any goodwill impairment related to the colocation business since inception.

In addition, the Company has indefinite-lived intangible assets of $0.5 million as of March 31, 2022 and December 31, 2021.

Summarized below are the carrying values for the major classes of amortizing intangible assets as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$768.0	$(296.5)	$471.5	$768.0	$(281.4)	$486.6
Favorable leasehold interests	—	—	—	57.6	(24.9)	32.7
Developed technology	0.3	(0.3)	—	0.3	(0.3)	—
Total intangibles	$768.3	$(296.8)	$471.5	$825.9	$(306.6)	$519.3

The main changes in the carrying amount of each major class of amortizing intangible assets during the three months ended March 31, 2022 and 2021 was amortization and, to a lesser extent, the impact of foreign currency translation. In addition, on January 1, 2022, the Company adopted Topic 842 and reclassified the favorable leasehold interests to ROU assets.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amortization expense on intangible assets, excluding the impact of unfavorable leasehold interest amortization, amounted to $15.1 million, and $16.8 million, respectively, for the three months ended March 31, 2022 and 2021. Amortization expense for all intangible assets, except favorable leasehold interests, was recorded within depreciation and amortization expense in the unaudited condensed consolidated statements of operations. As of December 31, 2021, the Company had $16.2 million of unfavorable leasehold interests included within other liabilities in the accompanying unaudited condensed consolidated balance sheets. Favorable leasehold amortization of $1.7 million, and unfavorable leasehold amortization of $0.6 million, respectively, was recorded within cost of revenues, excluding depreciation and amortization in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021.

The Company estimates annual amortization expense for existing intangible assets subject to amortization is as follows (in millions):

For the years ending December 31:
Remaining 2022	$45.8
2023	60.3
2024	60.3
2025	60.3
2026	60.3
Thereafter	184.5
Total amortization expense	$471.5

Impairment tests

The Company performs annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. No impairment charges were recorded during the three months ended March 31, 2022 and 2021.

Note 9.    Fair value measurements

The fair value of cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate their carrying value because of the short-term nature of these instruments. Refer to Note 12 for the fair value measurement disclosures related to the warrant liabilities.

The carrying values and fair values of other financial instruments are as follows as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
2017 First Lien Term Facility	$776.4	$780.0	$778.3	$780.0
2019 First Lien Term Facility	97.3	98.0	97.5	98.0
Revolving Facility	—	—	2.7	2.7
2021 Revolving Facility	—	—	37.3	37.3

The fair value of our 2017 First Lien Term Facility (as defined in Note 11) as of March 31, 2022 and December 31, 2021 was based on the quoted market price for this instrument in an inactive market, which represents a Level 2 fair value measurement. The carrying value of the Revolving Facility (as defined in Note 11) and the 2021 Revolving Facility (as defined in Note 11) approximates estimated fair value as of December 31, 2021 due to the variability of interest rates. Debt issuance costs of $6.7 million and $7.5 million, respectively, as of March 31, 2022 and December 31, 2021 are not included in the carrying value of these instruments as shown above.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.    Leases

The Company determines if an arrangement is or contains a lease at inception. The Company enters into lease arrangements primarily for data center spaces, office spaces and equipment. The Company recognizes a ROU asset and lease liability on the unaudited condensed consolidated balance sheet for all leases with a term longer than 12 months. The leases have remaining lease terms of 1 year to 32 years. As of March 31, 2022, the Company recorded finance lease assets of $1,127.2 million, net of accumulated amortization of $206.7 million, within property and equipment, net.

Lease Expenses

The components of lease expenses and income are as follows (in millions):

Three Months Ended March 31, 2022
Finance lease cost
Amortization of ROU assets(1)	$14.2
Interest on lease liabilities (2)	28.4
Total finance lease cost	42.6

Operating lease cost (3)	15.0
Variable lease cost (4)	3.7
Sublease income (5)	(3.0)
Total lease cost	$58.3

(1) Amortization of assets under leases is included in depreciation and amortization expense in the Company’s unaudited condensed consolidated statement of operations.
(2) Interest on lease liabilities is included in interest expense, net in the Company’s unaudited condensed consolidated statement of operations.
(3) Operating lease costs for data centers is included in cost of revenue, excluding depreciation and amortization in the Company’s unaudited condensed consolidated statement of operations. Operating lease costs for office leases is included in selling, general, and administrative expenses in the Company’s unaudited condensed consolidated statement of operations.
(4) Variable lease costs for operating leases is included in costs of revenue, excluding depreciation and amortization in the Company’s unaudited condensed consolidated statement of operations.
(5) The Company has subleases for certain data centers with Lumen Technologies, Inc. formerly known as CenturyLink Inc. (“Lumen”), and the Company also leases a portion of an owned location to Lumen. The Company also has a sublease of the Addison office space described in Note 5. Sublease and lease income of $2.5 million in connection with Lumen is included in revenues in the Company’s unaudited condensed consolidated statement of operations. Sublease income of $0.5 million in connection with Addison office lease is included in restructuring, impairment, site closures, and related costs in the Company’s unaudited condensed consolidated statement of operations.

Lease costs for short-term leases was inconsequential for the three months ended March 31, 2022.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Information

Other information related to leases is as follows (in millions):

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$25.3
Operating cash flows from operating leases	15.3
Financing cash flows from finance lease	11.7

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	143.7
Operating leases	274.7

As of March 31, 2022
Weighted-average remaining lease term - finance leases(1)	20.5
Weighted-average remaining lease term - operating leases(1)	10.0
Weighted-average discount rate - finance leases	9.1%
Weighted-average discount rate - operating lease	10.1%

(1) Includes renewal options that are reasonably certain to be exercised.

Maturities of Lease Liabilities

Maturities of lease liabilities under Topic 842 as of March 31, 2022 are as follows (in millions):

For the years ending:	Operating Leases(1)	Finance Leases	Total
Remaining 2022	$45.9	$112.9	$158.8
2023	60.9	147.2	208.1
2024	60.4	137.7	198.1
2025	51.9	140.0	191.9
2026	47.5	135.2	182.7
Thereafter	276.8	2,560.6	2,837.4
Total lease payments	$543.4	$3,233.6	$3,777.0
Less: imputed interest	(202.4)	(2,115.9)	(2,318.3)
Total	$341.0	$1,117.7	$1,458.7

(1) Minimum lease payments have not been reduced by minimum sublease rentals of $52.9 million due in the future under non-cancelable subleases.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Future minimum lease receipts under operating lease obligations under Topic 842 as of March 31, 2022 are as follows (in millions):

For the years ending:	Lease receipts
Remaining 2022	$9.1
2023	12.2
2024	12.2
2025	12.3
2026	12.4
Thereafter	4.1
Total minimum lease receipts	$62.3

The future minimum lease receipts and payments under operating leases obligations under ASC Topic 840 as of December 31, 2021 are as follows (in millions):

For the years ending:	Lease receipts	Lease commitments(1)
2022	$12.2	$60.3
2023	12.2	59.7
2024	12.2	59.2
2025	12.2	50.6
2026	12.2	46.3
Thereafter	4.1	273.8
Total minimum lease receipts/payments	$65.1	$549.9
(1) Minimum lease payments have not been reduced by minimum sublease rentals of $45.1 million due in the future under non-cancelable subleases.

Total rent expense, including the net impact from amortization of favorable and unfavorable leasehold interests, was approximately $28.8 million for the three months ended March 31, 2021 and is included within cost of revenues, excluding depreciation and amortization in the condensed consolidated statements of operations.

The future minimum lease payments under capital lease arrangements and sale-leaseback financings obligations under ASC Topic 840 as of December 31, 2021 are as follows (in millions):

For the years ending:
2022	$135.1
2023	128.3
2024	118.5
2025	120.6
2026	119.3
Thereafter	2,285.0
Total minimum lease payments	2,906.8
Less: amount representing interest	(1,930.5)
Present value of net minimum lease payments	976.3
Less: current portion	(38.5)
Capital leases, net of current portion	$937.8

Interest expense recorded in connection with capital leases and sale-leaseback financings totaled $25.6 million for the three months ended March 31, 2021 and is included within interest expense, net in the accompanying condensed consolidated statements of operations.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Sale-leaseback financings

The Company also enters sale-leaseback financings, primarily relating to equipment. Amortization of assets under finance leases is included in depreciation and amortization expense in the Company’s unaudited condensed consolidated statements of operations. Payments on sale-leaseback financings are included in repayments of sale-leaseback financings in the Company’s unaudited condensed consolidated statements of cash flows.

During the three months ended March 31, 2022, the Company had additions to assets and liabilities recorded as sale-leaseback financings of $10.0 million. During the three months ended March 31, 2022, there was no gain or loss recognized from the sale-leaseback financings. The Company did not have additions to assets and liabilities recorded as sale-leaseback financings during the three months ended March 31, 2021.

Note 11.    Long-term debt

Long-term debt consists of the following as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022	December 31, 2021
2017 First Lien Term Facility due May 2024	$776.4	$778.3
2019 First Lien Term Facility due May 2024	97.3	97.5
Revolving Facility due May 2022	—	2.7
Revolving Facility due November 2023	—	37.3
Less: unamortized debt issuance costs	(6.7)	(7.5)
	867.0	908.3
Less: current maturities of long-term debt	(9.2)	(11.8)
Long-term debt, net current portion	$857.8	$896.5

Senior secured credit facilities

On May 1, 2017, a subsidiary of the Company (the “Borrower”) entered into credit agreements for up to $1,275.0 million of borrowings under first and second lien credit agreements (collectively, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of (a) a first lien credit agreement providing for (i) a $150.0 million first lien multi-currency revolving credit facility (the “Revolving Facility”) and (ii) (a) an $815.0 million first lien term loan borrowing (the “2017 First Lien Term Facility”), and (b) a second lien credit agreement providing for a $310.0 million second lien term loan credit borrowing (the “2017 Second Lien Term Facility”). On May 13, 2019, the Borrower borrowed an additional $100.0 million under the incremental first lien loan under the first lien credit agreement (the “2019 First Lien Term Facility”). On May 7, 2021, certain of the lenders under the Revolving Facility entered into an amendment with the Borrower pursuant to which they agreed to extend the maturity date for certain revolving commitments from May 1, 2022 to November 1, 2023. Under these terms of the amendment, $141.3 million of commitments under the existing Revolving Facility were exchanged for $120.1 million of commitments under a new revolving facility (the “2021 Revolving Facility”). The 2021 Revolving Facility has substantially the same terms as the Revolving Facility, except that the maturity date of the 2021 Revolving Facility is November 1, 2023. In connection with the amendment, the Company repaid $19.6 million of the outstanding balance under the Revolving Facility on May 10, 2021. The amounts owed under the 2017 Second Lien Term Facility, the Revolving Facility and the 2021 Revolving Facility were repaid in July and August 2021 following the consummation of the Business Combination (see Note 3, Business Combination). Subsequent to the consummation of the Business Combination and the pay-down of the Revolving Facility and the 2021 Revolving Facility, the Company drew down an additional $40.0 million from such revolving facilities during the year ended December 31, 2021. During the three months ended March 31, 2022, the Company repaid $40.0 million of the outstanding balance under the revolving facilities. As of March 31, 2022, approximately $123.9 million was available under the revolving facilities. As of December 31, 2021, a total of $40.0 million was outstanding and approximately $88.8 million was available under the revolving facilities.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Senior Secured Credit Facilities, including the 2019 First Lien Term Facility, are secured by substantially all assets of the Borrower and contain customary covenants, including reporting and financial covenants, some of which require the Borrower to maintain certain financial coverage and leverage ratios, as well as customary events of default, and are guaranteed by certain of the Borrower’s domestic subsidiaries. As of March 31, 2022, the Company believes the Borrower was in compliance with these covenants. The Revolving Facility, the 2021 Revolving Facility, the 2017 First Lien Term Facility and the 2019 First Lien Term Facility have a five year, 18 month, seven and five year term, respectively, and are set to expire on May 1, 2022, November 1, 2023, May 1, 2024, and May 1, 2024, respectively.

The Borrower is required to make amortization payments on each of the 2017 First Lien Term Facility and the 2019 First Lien Term Facility at a rate of 1.0% of the original principal amount per annum, payable on a quarterly basis, with the remaining balance to be repaid in full at maturity. The 2017 First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 2.0% to 3.0%. The 2019 First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 3.0% to 4.0%. As of March 31, 2022, the rate for the 2017 First Lien Term Facility was 4.0% and the rate for the 2019 First Lien Term Facility was 5.0%.

The Revolving Facility and the 2021 Revolving Facility allow the Borrower to borrow, repay and reborrow over its stated term. The Revolving Facility and the 2021 Revolving Facility provide a sublimit for the issuance of letters of credit of up to $30.0 million at any one time. Borrowings under the Revolving Facility and the 2021 Revolving Facility bear interest at a rate based on LIBOR plus a margin that can vary from 2.5% to 3.0% or, at the Borrower’s option, the alternative base rate, which is defined as the higher of (a) the Federal Funds Rate plus, 0.5%, (b) the JP Morgan prime rate or (c) one-month LIBOR plus 1%, in each case, plus a margin that can vary from 1.5% to 3.0%. The Borrower is required to pay a letter of credit fee on the face amount of each letter of credit, at a 0.125% rate per annum. The balance on the Revolving Facility and the 2021 Revolving Facility was nil as of March 31, 2022.

The aggregate maturities of our long-term debt are as follows as of March 31, 2022 (in millions):

For the years ending December 31:	Principal amount
Remaining 2022	$9.2
2023	9.2
2024	848.6
2025	—
2026	—
Total	$867.0

Interest expense, net

Interest expense, net for the three months ended March 31, 2022 and 2021 consist of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Interest expense on debt, net of capitalized interest	$9.2	$16.2
Interest expense on finance leases	28.4	25.6
Amortization of deferred financing costs and fees	1.0	1.4
Total	$38.6	$43.2

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12.    Warrant liabilities

In September 2020, in connection with the IPO, SVAC issued Public Warrants to purchase shares of the SVAC Class A common stock at $11.50 per share. Simultaneously with the consummation of the IPO, SVAC issued Private Placement Warrants to purchase shares of its Class A common stock at $11.50 per share to the Sponsor and to SVAC’s underwriters. In July 2021, in connection with the Business Combination transaction described in Note 3, additional Public Warrants and Private Placement Warrants were issued to SVAC common stockholders, including the Forward Purchasers.

In December 2021, the Company announced that it would redeem all of the Public Warrants and Private Placement Warrants that remained outstanding as of 5:00 p.m., New York time, on January 19, 2022 (the “Redemption Time”). Pursuant to the terms of the Warrant Agreement, prior to the Redemption Time, the warrant holders were permitted to exercise their warrants either (a) on a cash basis by paying the exercise price of $11.50 per warrant in cash or (b) on a “cashless basis,” in which case the holder would receive 0.265 shares of Class A common stock per warrant. As a result of the redemption notice for the Public Warrants and Private Placement Warrants, the valuation method for the Private Placement Warrants was changed from the Monte Carlo Simulation to utilizing a fair value based on the publicly traded closing price of the Public Warrants given that, in connection with the terms of the redemption notice, the exercise and settlement provision of the Public Warrants and Private Placement Warrants were substantially the same. Such fair value determination represents a Level 2 fair value input.

On January 26, 2022, the Company completed the redemption of all of its outstanding warrants that were issued under the Warrant Agreement and that remained outstanding at the Redemption Time, at a redemption price of $0.10 per warrant. Between January 1, 2022, and the Redemption Time, warrant holders elected to exercise 126,641 warrants on a cash basis for $1.5 million, and 17,859,466 warrants on a “cashless basis,” resulting in the issuance by the Company of 4,859,162 shares of Class A common stock. On January 26, 2022, the Company redeemed 1,370,760 warrants for $0.1 million, which was recorded as an expense in the change of fair value of warrant liabilities in other income (expenses), net in the unaudited condensed consolidated statements of operations. The warrant shares were issued in transactions not requiring registration under the Securities Act in reliance on the exemption contained in Section 3(a)(9) of the Securities Act. Upon completion of the redemption, the Public Warrants ceased trading on the Nasdaq and were deregistered, to the extent unsold.

For the Public Warrants and Private Placement Warrants exercised through the Redemption Time, the warrants were marked to market through the settlement date utilizing the publicly traded closing stock price of the Public Warrants on the settlement date, with changes in the fair value through the settlement date recorded as change of fair value of warrant liabilities in other income (expenses), net in the unaudited condensed consolidated statements of operations. Upon settlement, the remaining warrant liabilities were derecognized and the liabilities and cash received from warrant holders was recorded as consideration for the common shares issued (an increase of $54.2 million was recorded to additional paid in capital).

There were no Level 3 warrant liabilities outstanding during the three months ended March 31, 2022. The following table presents information about the Company’s movement in its Level 1 and Level 2 warrant liabilities measured at fair value during the three months ended March 31, 2022 (in millions):

(in millions)	Public Warrants (Level 1)	Private Placement Warrants (Level 2)	Total
Balance at December 31, 2021	$36.1	$28.6	$64.7
Warrants exercised for Class A common stock	(28.9)	(24.0)	(52.9)
Change in fair value of the warrant liabilities	(7.2)	(4.6)	(11.8)
Balance at March 31, 2022	$—	$—	$—

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13.    Shareholders’ equity

As mentioned in Note 1, the equity structure had been restated in all the comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share, issued to Legacy Cyxtera’s shareholder in connection with the Business Combination. Accordingly, the shares and corresponding capital amounts and earnings per share prior to the Business Combination have been retroactively restated as of January 1, 2021 to 115,745,455 shares, as shown in the unaudited condensed consolidated statement of changes in shareholders’ equity. The Company’s authorized share capital consists of 510,000,000 shares of capital stock, of which 500,000,000 are designated as Class A common stock, and 10,000,000 are designated as preferred stock. As of December 31, 2020, Legacy Cyxtera had 115,745,455 shares of Class A common stock issued and outstanding, which shares were owned by SIS. On February 19, 2021, Cyxtera redeemed, cancelled and retired 9,645,455 shares of its Class A common stock, held by SIS, in exchange for the payment of $97.9 million by the Company to SIS. From January 1, 2022 through the Redemption Time, with the redemption of the warrants, 7,970,730 Public Warrants and 8,576,940 Private Placement Warrants, respectively, were exercised in accordance with the terms of the Warrant Agreement, resulting in the issuance of 4,859,162 shares of Class A common stock. In addition, on January 31, 2022, the Company issued a total of 7,500,000 Optional Shares for an aggregate purchase price of $75.0 million. As of March 31, 2022, the Company had 178,566,352 shares of Class A common stock issued and outstanding, of which 61.5% was owned by SIS. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 14.    Stock-based compensation

Stock-based compensation includes stock options, RSUs, PSUs and class B profit units, which are awarded to employees, and directors of the Company. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award based on its grant date fair value. Stock-based compensation expense is included within cost of revenues, excluding depreciation and amortization, and selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

SIS Holdings LP Class B Profit Units

All awards under the SIS Holdings LP Class B Unit Plan (the “SIS Plan”) were issued in 2018, 2019 and 2020 (none were issued in 2021 or 2022).

The stock-based compensation cost was as follows (in millions) and included in the following captions in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Costs of revenues, excluding depreciation and amortization	$—	$0.1
Selling, general and administrative expenses	0.2	1.7
Total	$0.2	$1.8

No related income tax benefit was recognized for the three months ended March 31, 2022 and March 31, 2021.

As of March 31, 2022, total equity-based compensation costs related to 22,913 unvested Class B Units not yet recognized totaled $1.7 million, which is expected to be recognized over a weighted-average period of 2 years.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2021 Omnibus Incentive Plan

On July 29, 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). The total amount of shares of Class A common stock authorized for issuance under the 2021 Plan was 13,278,299. Stock options, RSUs and PSUs are granted under and governed by the 2021 Plan.

Stock Options

Stock options transactions for the three months ended March 31, 2022, were as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding from January 1, 2022	849,233	$9.55	—	$—
Granted	—	$—
Exercised	—	$—
Expired/forfeited	(24,914)	$9.55
Outstanding at March 31, 2022	824,319	$9.55	9.4	$2,200,932
Exercisable, March 31, 2022	—	$—	—	$—
Unvested and expected to vest, March 31, 2022	824,319	$9.55	9.4	$2,200,932

As of March 31, 2022, the total unrecognized stock-based compensation, related to unvested stock options was approximately $1.7 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.4 years.

Total stock options compensation expense for the three months ended March 31, 2022 was approximately $0.1 million, net of actual forfeitures, and is recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The related income tax benefit for the three months ended March 31, 2022 was inconsequential.

Restricted Stock Units

The RSUs transactions for the quarter ended March 31, 2022 were as follows:

	Shares Subject to RSUs	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding from January 1, 2022	3,335,811	$—	—	$—	$9.32
Granted	1,615,129	$—			$11.66
Exercised	—	$—			$—
Expired/forfeited	(84,231)	$—			$9.30
Outstanding at March 31, 2022	4,866,709	$—	1.6	$59,471,184	$10.09
Exercisable, March 31, 2022	—	$—	—	$—	$—
Unvested and expected to vest, March 31, 2022	4,866,709	$—	1.6	$59,471,184	$10.09

As of March 31, 2022, the total unrecognized stock-based compensation, net of actual forfeitures, related to unvested RSUs was approximately $42.4 million, before income taxes, and is expected to be recognized over a weighted period of approximately 2.5 years.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Total RSU compensation expense totaled $3.0 million, net of actual forfeitures, for the three months ended March 31, 2022, of which approximately $2.8 million is recorded in selling, general and administrative expenses and $0.2 million is recorded in cost of revenues, excluding depreciation and amortization, in the unaudited condensed consolidated statements of operations. The related income tax benefit for the three months ended March 31, 2022, was inconsequential.

Performance Stock Units

During the three months ended March 31, 2022, the compensation committee of the Company’s board of directors granted PSUs under the Company’s 2021 Plan. The Company has the intent and ability to settle the PSU awards with shares. The PSU will vest based on both the passage of time and achievement of certain market and performance conditions that are measured over a three-year rolling period beginning on January 1, 2022, subject to continued employment on the applicable vesting dates. The actual number of PSUs earned with respect to an award is based upon the target number of PSUs, multiplied by a “payout percentage” ranging from 0% to 200% and determined by the level of performance against pre-established performance or market components. The PSUs have been bifurcated into two awards: total shareholder return (“TSR”) based on achievement of certain market conditions, and adjusted earnings before interest, taxes, depreciation and amortization (“Adj. EBITDA”) based on achievement of certain performance conditions, each of which is weighted one-half of the PSU, as shown in more detail below.

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

TSR measured PSUs were valued using a Monte-Carlo simulation. The key assumptions used to determine the fair value of the TSR measured PSUs at March 23, 2022 (grant date) using the Monte Carlo simulation model were as follows:

Inputs	As of March 23, 2022
Risk-free interest rate	2.3%
Volatility for Least-Square Monte Carlo Model	39.0%
Expected Term in Years	2.8
Dividend Yield	—%
Fair Value of Class A Common Stock	$11.66

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Adj. EBITDA measured PSUs for the first year were valued using the fair value of the Company’s Class A common stock on the date of the grant, which was $11.66 multiplied by the number of shares of Class A common stock expected to be granted based on the Company’s estimate of future Adj. EBITDA, to be realized in Year One. The Adj. EBITDA measured PSUs for Year Two and Year Three, are not deemed granted for accounting purposes because the adjusted EBITDA targets for 2023 and 2024 are not yet determinable as they have not been approved by the board of directors.

The following table summarizes PSU activity for the three months ended March 31, 2022:

	Number of Units	Weighted-average grant date fair value
Non-vested as of January 1, 2022	—	$—
Granted (1)	317,877	$15.78
Vested	—	$—
Forfeited	—	$—
Non-vested as of March 31, 2022	317,877	$15.78

(1) Year Two and Year Three Adj. EBITDA measured PSUs are excluded from the total amount of granted PSUs, since such units are not deemed granted for accounting purposes as of March 31, 2022. 158,938 of Year Two and Year Three Adj. EBITDA measured PSUs were excluded .

As of March 31, 2022, the total unrecognized stock-based compensation, related to unvested PSUs was approximately $5.0 million, before income taxes, and is expected to be recognized over a weighted period of approximately 1.7 years. No PSUs vested during the three months ended March 31, 2022. The Company estimates that all PSU awards outstanding at March 31, 2022 will vest.

Total PSU compensation expense was inconsequential for the three months ended March 31, 2022 and was recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The related income tax benefit for the year ended March 31, 2022 was inconsequential.

Note 15.    Income taxes

The income tax expense for the three months ended March 31, 2022, was $4.1 million. The income tax expense on the pre-tax loss for the three months ended March 31, 2022 was primarily attributable to incremental valuation allowance recorded due to continued losses in the U.S. and other loss jurisdictions as well as tax expense recorded in foreign jurisdictions where income is generated. The effective tax rate was different than the amount expected at the statutory federal income tax rate as a result of additional state income tax benefits, an increase in the valuation allowance recorded on certain deferred tax assets that management believes are not more likely than not to be fully realized in future periods, certain nondeductible remuneration to covered employees under Internal Revenue Code section 162(m), nondeductible equity-based compensation, and the change in fair value of the warrant liabilities.

The income tax (benefit) for the three months ended March 31, 2021, was $(12.9) million. The income tax (benefit) on the pre-tax loss for the three months ended March 31, 2021 was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefits, an increase in the valuation allowance recorded on certain deferred tax assets that management believes are not more likely than not to be fully realized in future periods, and nondeductible equity-based compensation.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 16.    Commitments and contingencies

Letters of credit

As of March 31, 2022 and December 31, 2021, the Company had $4.9 million and $5.7 million, respectively, in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee data center lease obligations and another subsidiary’s performance under a line of credit. As of March 31, 2022 and December 31, 2021, no amounts had been drawn on any of these irrevocable standby letters of credit.

Lease commitments

The Company entered into an agreement for power redundancy supply at a facility in Massachusetts. The service contract will contain a lease of power redundancy equipment, however, the lease has not yet commenced as of March 31, 2022. This lease is expected to commence in 2022 or 2023, with a total lease commitment of $22.4 million.

Purchase obligations

As of March 31, 2022 and December 31, 2021, the Company had approximately $3.2 million and $4.4 million, respectively, of purchase commitments related to IT licenses, utilities and colocation operations. These amounts do not represent the Company’s entire anticipated purchases in the future but represent only those items for which the Company was contractually committed as of March 31, 2022 and December 31, 2021, respectively.

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
(Unaudited)

Note 18.    Certain relationships and related party transactions

Relationships

The Company is party to the following agreements and key relationships:

•Promissory Notes

On March 31, 2019, Appgate Inc., formerly known as Cyxtera Cybersecurity, Inc. (“Appgate”) issued promissory notes to each of the Company and Cyxtera Management, Inc. (the “Management Company”) (together, the “Promissory Notes”) evidencing certain funds borrowed by Appgate from each of the Company and the Management Company as well as potential future borrowings. The Promissory Notes had a combined initial aggregate principal amount of $95.2 million and provided for additional borrowings during the term of the Promissory Notes for additional amounts not to exceed approximately $52.5 million in the aggregate (approximately $147.7 million including the initial aggregate principal amount). Interest accrued on the unpaid principal balance of the Promissory Notes at a rate per annum equal to 3%; provided; that with respect to any day during the period from the date of the Promissory Notes through December 31, 2019, interest was calculated assuming that the unpaid principal balance of the Promissory Notes on such day is the unpaid principal amount of the notes on the last calendar day of the quarter in which such day occurs. Interest was payable upon the maturity date of the notes. Each of the Promissory Notes had an initial maturity date of March 30, 2020, and was extended through March 30, 2021 by amendments entered into effective as of March 30, 2020.

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

There was no activity in allowance for loan losses on the Promissory Notes during the three months ended March 31, 2022. The activity in the allowance for loan losses on the Promissory Notes during the year ended December 31, 2021 was as follows (in millions):

December 31, 2021
Beginning balance	$30.0
Provision for loan losses	—
Reversal of allowance	—
Net reversal of allowance for loan losses	—
Write offs	(30.0)
Ending balance	$—

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•Sponsor’s investment in the First Lien Term Facility

At March 31, 2021, until the date of the Business Combination, some of the controlled affiliates of BC Partners, the largest equity owner of SIS, held investments in the Company’s 2017 First Lien Term Facility and 2019 First Lien Term Facility. The total investment represented less than 5% of the Company’s total outstanding debt. As of March 31, 2022 and December 31, 2021, the controlled affiliates of BC Partners no longer held investments in the Company’s 2017 First Lien Term Facility and 2019 First Lien Term Facility.

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

•Relationships with certain members of the Company’s board of directors

The chairman of the board of directors is one of the founders and the chairman of Emerge Americas, LLC, which operates the premier technology conference in Miami, Florida. As of March 31, 2022 and December 31, 2021, the Company did not owe any significant amounts to Emerge Americas, LLC.

Since 2019 until the date of the Business Combination, one of the directors of the Company was also a member of the board of directors of Pico Quantitative Trading, LLC (“Pico”). Pico offers a comprehensive range of network products to meet the full spectrum of electronic trading requirements. During the three months ended March 31, 2021, the Company billed and collected from Pico $0.1 million. As of March 31, 2022 and December 31, 2021, Pico is no longer a related party of the Company.

Two directors of the Company are also members of the board of directors of Presidio Holdings (“Presidio”), a provider of digital transformation solutions built on agile secure infrastructure deployed in a multi-cloud world with business analytics. During the three months ended March 31, 2022 the Company paid $0.1 million to Presidio for services (no amounts paid in 2021). As of March 31, 2022 and December 31, 2021, the Company did not owe any amounts to Presidio. Presidio is also a customer and referral partner of the Company. During the three months March 31, 2022 the Company billed Presidio $0.1 million (the amount billed during the three months March 31, 2021 was inconsequential). During the three months ended March 31, 2022 and 2021, the amounts the Company collected from Presidio were inconsequential.

One of the directors of the Company is also a member of the board of directors of Altice USA, Inc. (“Altice”), a vendor and a customer of the Company. The amount paid and due for the three months ended March 31, 2022 was inconsequential. The amounts billed and collected for the three months ended March 31, 2022 were $0.1 million and $0.1 million, respectively. During the three months ended March 31, 2021 Altice was not a related party of the Company.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Related party transactions and balances

The following table summarizes the Company’s transactions with related parties for each of the three months ended March 31, 2022, and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Revenues (1)	$0.3	$0.3
Selling, general and administrative expenses (2)	0.1	—

(1) Revenues for the three months ended March 31, 2022 and 2021 include amounts recognized from contracts with Appgate and Presidio. Appgate is an affiliate of the Company and a direct subsidiary of SIS.
(2) Selling, general and administrative expenses include amounts incurred from contracts with Presidio.

As of March 31, 2022 there were no receivables or payables with related parties. As of December 31, 2021, the Company had the following balances arising from transactions with related parties (in millions):

December 31, 2021
Accounts receivable (1)	$0.1
Accounts payable (2)	0.6
(1)Accounts receivable at December 31, 2021, include trade receivables due from Appgate.
(2)Accounts payable at December 31, 2021, include amounts due to trade payables due to Appgate.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following management’s discussion and analysis together with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, together with the audited consolidated financial statements, the accompanying notes, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.

Overview of Cyxtera’s Business

Cyxtera is a global data center leader in retail colocation and interconnection services. We are the third largest global retail colocation provider. Our data center platform consists of 61 highly interconnected data centers across 28 markets on three continents. We provide an innovative suite of deeply connected and intelligently automated infrastructure and interconnection solutions to more than 2,300 leading enterprises, service providers and government agencies around the world, enabling them to scale faster, meet rising consumer expectations and gain a competitive edge.

Recent Developments

On January 31, 2022, Cyxtera issued a total of 7.5 million Optional Shares at a price of $10.00 per share, for aggregate consideration of $75.0 million to SIS and the Forward Purchasers pursuant to the Optional Share Purchase Agreement.

In December 2021, the Company announced that it would redeem all of the Public Warrants and Private Placement Warrants that remained outstanding as of 5:00 p.m., New York City time, on January 19, 2022. On January 26, 2022, the Company announced that it had completed the redemption of all of its outstanding warrants that were issued under the Warrant Agreement and that remained outstanding at 5:00 p.m., New York City time, on January 19, 2022. Upon completion of the redemption, the Public Warrants ceased trading on the Nasdaq and were deregistered, to the extent unsold.

Factors Affecting Cyxtera’s Business

The Business Combination with Legacy Cyxtera and SVAC

On July 29, 2021, we consummated the Business Combination, with Legacy Cyxtera deemed the accounting acquirer. The Business Combination was accounted for as a reverse recapitalization with no goodwill or other intangible assets recorded, in accordance with US GAAP.

Of the 40,423,453 Public Shares issued in SVAC’s IPO in September 2020, holders of 26,176,891 shares of SVAC’s Class A common stock properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from the IPO, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share or $261.8 million in the aggregate. As a result, 14,246,562 shares of Class A common stock remained outstanding leaving $142.5 million in the trust account.

As a result of the Business Combination, 106,100,000 shares of Class A common stock were issued to SIS and 25,000,000 shares of Class A common stock were issued to the PIPE Investors, at a price of $10.00 per share, for an aggregate consideration of $250 million in the PIPE Investment for purposes of raising additional capital for use by the combined company following the closing of the Business Combination and satisfying one of the conditions to the closing. Additionally, as a result of the Business Combination, 10,526,315 shares of Class A common stock were issued to the Forward Purchasers at a price of $9.50 per share, for aggregate consideration of $100 million and 10,105,863 shares of SVAC Class B common stock held by the Sponsor automatically converted to 10,105,863 shares of Class A common stock.

After giving effect to the Transactions, the redemption of Public Shares, the issuance of the forward purchase shares and the consummation of the PIPE Investment, there were 165,978,740 shares of our Class A common stock issued and outstanding as of immediately following the completion of the Business Combination. Our Class A common stock and Public Warrants commenced trading on the Nasdaq under the symbols “CYXT” and “CYXTW,” respectively, on July 30, 2021, subject to ongoing review of our satisfaction of all listing criteria following the Business Combination. As noted above, an aggregate of $261.8 million was paid from SVAC’s trust account to holders that properly exercised their right to have Public Shares redeemed, and the remaining balance of $142 million immediately prior to the closing remained in the trust account. After taking into account the funds in the trust account after redemptions, the $250 million in gross proceeds from the PIPE Investment and the $100 million in gross proceeds from the sale of the forward purchase shares, we received approximately $493 million in total cash from the Business Combination, before fees, expenses and debt repayment.

Public Company Costs

Following the consummation of the Business Combination, we became an SEC-registered and Nasdaq-listed company, which required us to hire additional staff and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur substantial additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external costs for investor relations, accounting, audit, legal and other functions.

2021 Restructuring and Site Closures

Addison site

In January 2021, we notified the landlord of our office space in Addison, Texas of our intent to sublease the property for the remaining lease term of ten years. We ceased use of and subleased the space during the three months ended March 31, 2021. In connection with this decision, we incurred $7.9 million of expenses, including $5.9 million of accrued lease termination costs and $2.0 million of asset disposals.

Moses Lake site

In February 2021, we notified the landlord of our Moses Lake, Washington data center facility of our intent to cease our use of the space. Accordingly, we accelerated depreciation and amortization of all assets at the site, including favorable leasehold interest amortization of $0.9 million during the three months ended March 31, 2021, and $0.3 million additional favorable leasehold interest amortization, recorded in cost of revenues, during the three months ended March 31, 2021. We ceased use of the property in June 2021 at which time we met the conditions for recording a charge related to the remaining lease obligation of $58.5 million. There is no sublease in place on this property. Furthermore, management believes the ability to sublease the property is remote and as such has not made any assumption for future cash flows from a potential sublease in making this estimate.

On January 1, 2022, the Company adopted Topic 842, and reclassified $53.0 million of the restructuring liability reserve representing lease abandonment liabilities to the ROU asset. As of March 31, 2022, the restructuring liability reserve relates to the ASC 420, Exit or Disposal Cost Obligations, liability for Moses Lake, which was in excess of the ROU asset adjustment. The restructuring liability reserve is included in other liabilities in the unaudited condensed consolidated balance sheet.

The accretion expense was inconsequential for the three months ended March 31, 2022. During the three months ended March 31, 2022 and 2021, the Company recorded accretion of $0.2 million, in connection with the exits, recorded in restructuring, impairment, site closures and related costs in the unaudited consolidated statement of operations. During the three months ended March 31, 2022, the Company recognized $1.3 million of restructuring expenses recorded in restructuring, impairment, site closures and related costs in the unaudited condensed consolidated statement of operations. The restructuring costs were composed of $1.4 million of interest expense from operating leases, $0.2 million of amortization from the ROU asset and $0.2 million of accretion expense, net of $0.5 million of income recognized from the Addison sublease.

Impact of COVID-19

Although there has been an increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions, infection rates and regulations continue to fluctuate in various regions as new variants arise and there are ongoing global impacts resulting from the pandemic, including (1) COVID-19 lockdowns in China and (2) challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply, all of which could be inflated due to the conflict between Russia and Ukraine. Ultimately, we cannot predict the duration of the COVID-19 pandemic.

Key Operational and Business Metrics

In addition to the Company’s financial results determined in accordance with US GAAP, our management uses the following key operational and business metrics to manage its data center business and to assess the results of operations:

•recurring and non-recurring revenues;
•bookings; and
•churn.

These metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of operations and growth initiatives. The following table presents our recurring and nonrecurring revenues from the Company’s unaudited condensed consolidated financial statements and certain operating metrics for each of the periods indicated, which have been derived from the Company’s internal records. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

	Three Months Ended March 31,
	2022	2021
Revenues
Recurring revenue	$173.7	$164.7
Non-recurring revenues	8.7	8.2
Total	$182.4	$172.9

Bookings	$2.1	$2.3
Churn	$1.6	$1.7

We define these metrics as follows:

Revenues: We disaggregate revenue from contracts with customers into recurring revenues and non-recurring revenues. We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees, which include fees for the licensing of space and power and interconnection service fees. We consider our colocation service offerings recurring because customers are generally committed to such services under long term contracts, typically three years in length. Our interconnection services are typically on month-to-month contracts but are considered recurring because customers’ use of interconnection services generally remains stable over time. This is because interconnection services facilitate a customer’s full use of the colocation environment or support the business function housed within the customer’s colocation environment by establishing connections between colocation customers within our data center facilities and their preferred network service providers, low latency public cloud on-ramps and a wide range of technology and network service providers and business partners. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably over the term of the contract. Our management reviews monthly recurring revenue by reference to the metric of “MRR,” which is calculated as of the last day of a given month and represents the sum of all service charges for recurring services provided during such month. Our MRR was $54.6 million and $52.6 million as of March 31, 2022 and 2021, respectively. Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term in accordance with ASC Topic 606 as discussed in Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Bookings was calculated for each period presented (i.e., the three months ended March 31, 2022 and 2021) and represents the new monthly recurring service fees – based on the service fees for one month of services – attributable to new service contracts and additional services committed under existing service contracts during the period presented.
During the three months ended March 31, 2022 and 2021, the total amount of new monthly recurring service fees for colocation and interconnection services committed under service contracts (i.e., Bookings) during such three month periods totaled $2.1 million and $2.3 million respectively.

Churn: We define Churn for a given period as the decrease in MRR during the relevant period attributable to service terminations and reductions. Churn is calculated for the respective reporting period and represents the sum of the total amount of MRR for which a service contract was terminated or reduced during the relevant period, based on the last month’s service charges. Churn is a key performance measure that management uses to assess our customer satisfaction and performance against competition. In addition, our management considers Churn together with Bookings to anticipate future changes to MRR.

As presented in the table above, Churn was calculated for each period presented (i.e., the three months ended March 31, 2022 and 2021) and represents the sum of the total amount of MRR for which a service contract was terminated or reduced during the period presented.

During the three months ended March 31, 2022 and 2021, the total amount of MRR for which a service contract was terminated or reduced (i.e., Churn) during such three month period totaled $1.6 million and $1.7 million, respectively.

Key Components of Results of Operations

Revenues:

We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees, which include fees for the licensing of space and power, as well as interconnection service fees. We consider our colocation service offerings recurring because our customers are generally committed to such services under long term contracts, typically three years in length. Our interconnection services are typically on month-to-month contracts but are considered recurring because customers’ use of interconnection services generally remains stable over time. This is because interconnection services facilitate the customer’s full use of the colocation environment or support the business function housed within the customer’s colocation environment by establishing connections between colocation customers within our data center facilities and their preferred network service providers, low latency public cloud on-ramps and a wide range of technology and network service providers and business partners. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably over the term of the contract. Our recurring revenues have comprised more than 95% of total revenues for each of the past three years. In addition, during 2021 and 2020, 84% and 77%, respectively, of our Bookings came from existing customers. For purposes of calculating Bookings attributable to existing customers, an existing customer is a customer with an active service contract that executes an order for additional services. Our largest customer accounted for approximately 15% of recurring revenues on average for each of the years ended December 31, 2021, and 2020. Our 50 largest customers accounted for approximately 55% and 57%, respectively, of recurring revenues for the years ended December 31, 2021 and 2020, respectively. Our interconnection revenues represented approximately 11% of total revenues for both the years ended December 31, 2021 and 2020.

Our non-recurring revenues are primarily composed of installation services related to a customer’s initial deployment, professional services we perform and sale of equipment. Non-recurring installation fees, although generally invoiced in a lump sum upon installation, are deferred and recognized ratably over the contract term. Professional service fees and equipment sales are also generally invoiced in a lump sum upon service delivery and are recognized in the period when the services are provided or the equipment is delivered. As a percentage of total revenues, we expect non-recurring revenues to represent less than 5% of total revenues for the foreseeable future.

Operating Costs and Expenses:

Cost of Revenue, excluding Depreciation and Amortization. The largest components of our cost of revenues are rental payments related to our leased data centers; utility costs, including electricity and bandwidth access; data center employees’ salaries and benefits, including stock-based compensation; repairs and maintenance; supplies and equipment; and security. A majority of our cost of revenues is fixed in nature and are not expected to vary significantly from period to period unless we expand our existing data centers or open or acquire new data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. Recently, the cost of electricity has generally risen due to macroeconomic natural gas supply and demand constraints, initially beginning with inadequate natural gas reserves in Europe to meet European demand. These supply and demand issues have been further exacerbated by the conflict in the Ukraine. In addition, we expect the cost of utilities, specifically electricity, will generally continue to increase in the future on a cost per-unit or fixed basis and for growth in consumption of electricity by our customers. Furthermore, the cost of electricity is generally higher in the summer months, as compared to other times of the year. Our costs of electricity may also increase as a result of the physical effects of climate change, increased regulations driving alternative electricity generation due to environmental considerations or as a result of our election to use renewable energy sources. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows.

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

Restructuring, Impairment, Site Closures and Related Cost. Should we commit to a plan to dispose a long-lived asset before the end of its previously estimated useful life or change its use, estimated cash flows are revised accordingly. Restructuring, impairment, site closures and related costs are primarily comprised of costs incurred to dispose of a long-lived asset and includes an impairment charge of the leased asset, related liabilities that may arise as a result of the underlying action (such as severance), contractual obligations and other accruals associated with the site closures.

Interest Expense, Net. Interest expense, net is primarily comprised of interest incurred under our credit facilities and on finance leases.

Other Income (Expenses), Net. Other income (expenses), net primarily includes the impact of foreign currency gains and losses.

    Change in Fair Value of the Warrant Liabilities. Warrants that were assumed in connection with the consummation of the Business Combination were initially measured at fair value at the Closing Date of the Business Combination and were subsequently remeasured at estimated fair value on a recurring basis at the end of each reporting period, with changes in estimated fair value of the respective warrant liability recognized as change of fair value of warrant liabilities in the unaudited condensed consolidated statement of operations. In December 2021, the Company announced that it would redeem all Public Warrants and Private Placement Warrants that remained outstanding at 5:00 p.m., New York City time, on January 19, 2022. In January 2022, the remaining Public Warrants and Private Placement Warrants were either exercised by the holders, or were redeemed by the Company (see Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Results of Operations

The following table presents our unaudited condensed consolidated results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Revenues	$182.4	$172.9	$9.5	5%
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization	98.0	98.4	(0.4)	—%
Selling, general and administrative expenses	31.3	27.6	3.7	13%
Depreciation and amortization	62.3	60.6	1.7	3%
Restructuring, impairment, site closures and related costs	1.3	8.1	(6.8)	(84)%
Total operating costs and expenses	192.9	194.7	(1.8)	(1)%
Loss from operations	(10.5)	(21.8)	11.3	(52)%
Interest expense, net	(38.6)	(43.2)	4.6	(11)%
Other income (expenses), net	0.5	(0.5)	1.0	(200)%
Change of fair value of warrant liabilities	11.8	—	11.8	100%
Loss from continuing operations before income taxes	(36.8)	(65.5)	28.7	(44)%
Income tax (expense) benefit	(4.1)	12.9	(17.0)	(132)%
Net loss	$(40.9)	$(52.6)	$11.7	(22)%

Revenues

Revenues increased by $9.5 million, or 5%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase in revenue is attributable to an increase in recurring revenues due to a net increase in customer installations, and an increase of approximately $1.9 million in variable recurring revenue recognized compared to the same period in the prior year.

Operating Costs and Expenses

Cost of Revenues, excluding Depreciation and Amortization

Cost of revenues, excluding depreciation and amortization decreased by $0.4 million for the three months ended March 31, 2022 compared to the same period in the prior year. This decrease in cost of revenues was primarily attributable to our exit from Moses Lake, completed in the second quarter of 2021, which resulted in a reduction in rent expense of $1.9 million compared to the same period in the prior year. Customer installation, repair and maintenance costs decreased by $2.6 million in the first quarter of 2022 driven by cost management efforts. These savings were offset by an increase in the cost of power, causing utilities expenses to increase by $3.7 million during three months ended March 31, 2022 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.7 million, or 13%, for the three months ended March 31, 2022 compared to the same period in the prior year. Personnel and related expenses increased by $2.0 million due to an increase in employee headcount and increases in stock-based compensation driven by equity awards granted in the latter half of 2021. Professional services and insurance expenses increased by $2.0 million as a result of the additional costs associated with being a public company compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization increased by $1.7 million, or 3%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase was primarily attributable to higher depreciation of leasehold improvements throughout 2021 and higher finance lease asset amortization from new finance leases that commenced in the latter half of 2021.

Restructuring, Impairment, Site Closures and Related Costs

Restructuring, impairment, site closures and related costs decreased by $6.8 million, for the three months ended March 31, 2022 compared to the same period in the prior year. In the three months ended March 31, 2021, we exited the Addison office space and incurred $7.9 million in exit expenses. During the three months ended March 31, 2022, the Company recognized $1.3 million of restructuring costs in connection with the Addison and Moses Lake exits.

Interest Expense, Net

Interest expense, decreased by $4.6 million, or 11%, for the three months ended March 31, 2022 compared to the same period in the prior year. We incurred less interest expense period over period as a result of the payoff of the 2017 Second Lien Term Facility and the pay down of the Revolving Facility and 2021 Revolving Facility in July and August 2021 following the consummation of the Business Combination.

Other Income (Expenses), Net

Other income (expenses), net decreased by $1 million, for the three months ended March 31, 2022 compared to the same period in the prior year. The decrease in other income (expenses) was driven by the change of foreign currency translation for the three months ended March 31, 2022 and 2021.

Change in Fair Value of the Warrant Liabilities

For the quarter ended March 31, 2022, we recorded a gain of $11.8 million on our unaudited condensed consolidated statement of operations in connection with the change of the fair value of the warrant liabilities. In December 2021, the Company announced that it would redeem all of the Public Warrants and Private Placement Warrants that remained outstanding as of the Redemption Time. Pursuant to the terms of the Warrant Agreement, prior to the Redemption Time, the warrant holders were permitted to exercise their warrants either (a) on a cash basis by paying the exercise price of $11.50 per warrant in cash or (b) on a “cashless basis,” in which case the holder would receive 0.265 shares of the Company’s Class A common stock per warrant. On January 26, 2022, the Company announced the completion of the redemption. Of the 11,620,383 Public Warrants that were outstanding as of the time of the Business Combination, 134,443 were exercised for cash at an exercise price of $11.50 per share of Class A common stock and 10,115,180 were exercised on a cashless basis in exchange for an aggregate of 2,680,285 shares of Class A common stock, in each case in accordance with the terms of the Warrant Agreement, representing approximately 88% of the Public Warrants. In addition, of the 8,576,940 Private Placement Warrants that were outstanding as of the date of the Business Combination, 8,576,940 were exercised on a cashless basis in exchange for an aggregate of 2,272,884 shares of Class A common stock, in accordance with the terms of the Warrant Agreement, representing 100% of the Private Placement Warrants. Total cash proceeds generated from exercises of the warrants were $1.5 million, As of January 25, 2022, the Company had no warrants outstanding. The Company recorded a decrease in the warrant liability of $64.7 million and increase to additional paid in capital of $54.2 million in connection with the warrants that were exercised.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended March 31, 2022 and 2021 was $4.1 million and $(12.9) million, respectively. The income tax expense on the pre-tax loss for the three months ended March 31, 2022 was primarily attributable to incremental valuation allowance recorded due to continued losses in the U.S. and other loss jurisdictions as well as tax expense recorded in foreign jurisdictions where income is generated. The effective tax rate was different than the amount expected at the statutory federal income tax rate as a result of additional state income tax benefits, an increase in the valuation allowance recorded on certain deferred tax assets that management believes are not more likely than not to be fully realized in future periods, certain nondeductible remuneration to covered employees under Internal Revenue Code section 162(m), nondeductible equity-based compensation, and the change in fair value of the warrant liabilities. The income tax (benefit) on the pre-tax loss for the three months ended March 31, 2021, was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefits, an increase in the valuation allowance recorded on certain deferred tax assets that management believes are not more likely than not to be fully realized in future periods, and nondeductible equity-based compensation.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had cash of $60.1 million and $52.4 million, respectively, and had $123.9 million and $88.8 million of our revolving credit facilities available, respectively. Historically, customer collections are our primary source of cash. The amount available under our revolving facilities as of March 31, 2022 consisted of $8.8 million then available under our Revolving Facility, which matured on May 1, 2022, and $115.2 million available under 2020 Revolving Facility expiring November 1, 2023. We believe that our existing cash and cash equivalents, the cash generated from operations and the borrowing capacity under our revolving credit facilities will be sufficient to fund our operations for at least the next 12 months and the long-term foreseeable future. We intend to continue to make significant investments to support our business growth, which may include pursuing additional expansion opportunities. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The occurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. If current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, and we may be unable to secure additional financing, or any such additional financing may only be available to us on unfavorable terms, all of which could have a material adverse effect on our liquidity. Additionally, an inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Debt

As of March 31, 2022, we had $1,117.7 million and $867.0 million in finance lease obligations and long-term debt outstanding under our Senior Secured Credit Facilities, respectively. As of December 31, 2021, we had $976.3 million and $908.3 million in finance lease obligations and long-term debt outstanding under our Senior Secured Credit Facilities, respectively. Following receipt of $75 million in connection with the exercise of the optional shares purchase options, we repaid the entire balance owed under the Revolving Facility and the 2021 Revolving Facility of $40.0 million.

Cash Flow

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$12.2	$8.1
Net (cash used) provided by in investing activities	(32.4)	103.4
Net cash provided by (used in) financing activities	32.3	(117.3)

Operating Activities

Cash provided by our operations is generated by colocation service fees, which includes fees for the licensing of space, power and interconnection services.

During the three months ended March 31, 2022, operating activities provided $12.2 million of net cash as compared to $8.1 million during the same period in the prior year. On February 19, 2021, we repaid $22.7 million of fees related to the Structuring Fee, Service Provider Fee and other Sponsor related expenses that were owed under the Services Agreement as described in Note 18 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Furthermore, there was no such payment that occurred during the three months ended March 31, 2022. This cash savings was offset by a decrease in collections of $30.0 million in accounts receivable as a result of the practice of factoring receivables. During the three months ended March 31, 2021, we factored $39.1 million of receivables and received $38.7 million, net of fees of $0.4 million compared to same period in the current year, where we factored $10.9 million of receivables and received $10.7 million, net of fees of $0.2 million. The remaining change was to other changes in working capital.

Investing Activities

Our investing activities are primarily focused on capital expenditures due to expansion activities and overall modernization of our data centers.

During the three months ended March 31, 2022, investing activities used $32.4 million of net cash as compared to net cash by $103.4 million during the same period in the prior year. The decrease in net cash provided by investing activities during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to the one-time payment of $117.1 million received from Appgate in February 2021 in settlement of the Promissory Notes and $18.7 million in additional cash used for the purchase of property and equipment during the three months ended March 31, 2022.

Financing Activities

Our cash flow from financing activities is centered around the use of our credit facilities and lease financings.
During the three months ended March 31, 2022, financing activities provided for use of $32.3 million of net cash as compared to net cash used of $117.3 million for the same period in the prior year. The decrease in net cash from financing activities during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to the receipt of $75.0 million in proceeds during the period due to the exercise of the optional share purchase options. These cash inflows were partially offset by the paydown of $40.0 million on the Revolving Facility and the 2021 Revolving Facility and a paydown of $2.3 million in principal of the First Lien Term Facility. Repayments on finance leases were lower in the three months ended March 31, 2022, compared to the same period in the prior year by $5.4 million, which was a result of finance leases that converted to the operating lease classification, effective January 1, 2022. In the current period, we additionally received $10.0 million in proceeds from an equipment sale-leaseback transaction, compared to none in the same period in the prior year. For the three months ended March 31, 2021, we paid a one-time capital redemption payment of $97.9 million when we redeemed, cancelled and retired 9,645,455 shares of the Class A Common Stock of Legacy Cyxtera held by SIS in exchange for this payment by Legacy Cyxtera to SIS.

Contractual Obligations and Commitments

Material Cash Commitments

As of March 31, 2022, our principal commitments were primarily comprised of:

•approximately $867.0 million of principal from the 2017 and 2019 First Lien Term Facility (net of debt issuance cost and debt discount);
•approximately $1,458.7 million of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•and approximately $3.2 million of other non-capital purchase commitments related to IT licenses, utilities and our colocation operations. These commitments to purchase IT contractually bind us for goods, services or arrangements to be delivered or provided during 2022 and beyond.

We believe that our sources of liquidity, including our expected future operating cash flows, are sized to adequately meet both our near and long-term material cash commitments for the foreseeable future. For further information on maturities of lease liabilities and long-term debt, see Notes 10 and 11, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Contractual Obligations

Additionally, we entered into lease agreements with various landlords primarily for data center spaces which have not yet commenced as of March 31, 2022. For additional information, see “Maturities of Lease Liabilities” in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We entered into an agreement for power redundancy supply at a facility in Massachusetts, which has not yet commenced as of March 31, 2022. For additional information, see “Lease Commitments” in Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance-Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with US GAAP that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require Cyxtera’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates: revenue from contracts with customers, accounting for income taxes and accounting for leases. These critical accounting policies are addressed below. In addition, we have other key accounting policies and estimates that are described in Note 2 to our consolidated financial statements in the Annual Report on Form 10-K.

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

Contract balances

The timing of revenue recognition, billings and cash collections result in accounts receivables, contract assets and deferred revenues. A receivable is recorded at the invoice amount, net of an allowance for doubtful accounts and is recognized in the period in which we have transferred products or provided services to our customers and when our right to consideration is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments which we had expected to collect. If the financial condition of our customers deteriorates or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of our reserves. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectable are charged to bad debt expense, which is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Delinquent account balances are written off after management has determined that collection is not probable.

A contract asset exists when we have transferred products or provided services to our customers, but customer payment is contingent upon satisfaction of additional performance obligations. Certain contracts include terms related to price arrangements such as price increases and free months. We recognize revenues ratably over the contract term, which could potentially give rise to contract assets during certain periods of the contract term. Contract assets are recorded in prepaid and other current assets and other assets in the unaudited condensed consolidated balance sheets.

Deferred revenue (a contract liability) is recognized when we have an unconditional right to a payment before we transfer products or services to customers. Deferred revenue is included in other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets.

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

For further information on revenue recognition, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Leases

A significant portion of our data center spaces, office spaces and equipment are leased. Each time we enter into a new lease or lease amendments, we analyze each lease or lease amendment for the proper accounting, including determining if the arrangement is or contains a lease at inception and making assessment of the leased properties to determine if they are operating or finance leases. Determination of accounting treatment, including the result of the lease classification test for each new lease or lease amendment, is dependent on a variety of judgements, such as identification of lease and non-lease components, determination of lease term, including assessing the likelihood of lease renewals, valuation of leased property and establishing incremental borrowing rate to calculate the present value of the minimum lease payment for the lease test. As our lessee leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate estimated based on information available at the commencement date in determining the present value of lease payments under each finance lease When determining the incremental borrowing rate, we utilize a market-based approach. The approach requires significant judgment. Therefore, we utilize different data sets to estimate IBRs via an analysis of (i) yields on our outstanding public debt (ii) yields on comparable credit rating composite curves and (iii) yields on comparable market curves.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange

Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed so that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various litigation matters incidental to the conduct of our business. As of March 31, 2022, we were not a party to any legal proceedings the resolution of which we believe would have a material adverse effect on our consolidated business prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

There have been no material changes to our risk factors since our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
2.1
Agreement and Plan of Merger, dated as of February 21, 2021, by and among Starboard Value Acquisition Corp., Mundo Merger Sub 1, Inc., Cyxtera Holdings, LLC (formerly known as Mundo Merger Sub 2, LLC), Cyxtera Technologies, Inc. and Mundo Holdings, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 22, 2021, and incorporated herein by this reference.)

Number	Description
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

10.1*#	Form of Amendment to Employment Agreement between the Company and its NEOs*#
10.2*#	Form of PSU award agreement under the Cyxtera Technologies, Inc. 2021 Omnibus Incentive Plan*#
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer*
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer*
32.1**	Section 1350 Certification of the Chief Executive Officer**
32.2**	Section 1350 Certification of the Chief Financial Officer**
101.DEF*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Document*
101.LAB*	Inline XBRL Taxonomy Extension Labels Document*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document*
101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

*    Filed herewith.
**    Furnished herewith.
#    Represents management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

CYXTERA TECHNOLOGIES, INC.

Date: May 12, 2022

/s/ Carlos Sagasta
Carlos Sagasta
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)