Form 10-Q
period 2022-09-30
Cyxtera Technologies, Inc.
filed 2022-11-08
CIK 1794905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39496

Cyxtera Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3743013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2333 Ponce De Leon Boulevard Suite 900
Coral Gables, FL 33134

(Address of principal executive offices, including zip code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 4, 2022, there were approximately 179,617,507 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding.

CYXTERA TECHNOLOGIES, INC.
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These statements include statements about Cyxtera Technologies, Inc.’s (the “Company” or “Cyxtera”) plans, including the Company’s plan to convert to a real estate investment trust (“REIT”) and the timing of such conversion, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, risks related to the effects of the COVID-19 pandemic on our business or future results, including supply chain disruptions; our ability to maintain our credit ratings; our ability to access external sources of capital on favorable terms or at all, which could limit our ability to execute our business and growth strategies; increases in interest rates; fluctuations in energy prices; fluctuations in foreign currency exchange rates in the markets in which we operate internationally; inflation; prolonged power outages, shortages or capacity constraints; physical and electronic security breaches and cyber-attacks, which could disrupt our operations; any failure of our physical infrastructure or negative impact on our ability to provide our services, or damage to customer infrastructure within our data centers; inadequate or inaccurate external and internal information, including budget and planning data, which could lead to inaccurate financial forecasts and inappropriate financial decisions; our fluctuating operating results; our government contracts, which are subject to early termination, audits, investigations, sanctions and penalties; our reliance on third parties to provide internet connectivity to our data centers; the incurrence of goodwill and other intangible asset impairment charges, or impairment charges to our property and equipment, which could result in a significant reduction to our earnings; the requirements of being a public company, including maintaining adequate internal controls over financial and management systems; our ability to manage our growth; volatility of the market price of our Class A common stock; future sales, or the perception of future sales, of our Class A common stock by existing security holders in the public market, which could cause the market price for our Class A common stock to decline; our ability to use our United States federal and state net operating losses to offset future United States federal and applicable state taxable income may be subject to certain limitations that could accelerate or permanently increase taxes owed; our ability to address the significant implementation and operational complexities required to complete a conversion to a REIT, including, without limitation, completing internal reorganization and modifying accounting and information technology systems, and receiving any necessary stockholder and other approvals; our ability to apply highly technical and complex provisions of the US Internal Revenue Code, as amended, to our operations; and other factors discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and difficult to predict; investors are cautioned not to unduly rely upon these statements.

i

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

ii

WHERE YOU CAN FIND MORE INFORMATION

The Company maintains a website at the following address: https://www.cyxtera.com. The information on the Company’s website is not incorporated by reference in this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Investors and others should note that Cyxtera routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Cyxtera investor relations website. We also intend to use certain social media channels as a means of disclosing information about us and our business to our colleagues, customers, investors and the public (Twitter - @cyxtera (https://twitter.com/cyxtera), Facebook – Cyxtera Technologies (https://www.facebook.com/cyxtera), and LinkedIn – Cyxtera Technologies (https://www.linkedin.com/company/cyxtera)). The information posted on our social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC. While not all of the information that the Company posts to the Cyxtera investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media and others interested in Cyxtera to review the information that it shares on the Company’s investor relations website at www.ir.cyxtera.com, and regularly follow our social media accounts.
iii

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share information)

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash	$86.2	$52.4
Accounts receivable, net of allowance of $0.2 and $0.3, respectively	20.2	18.3
Prepaid and other current assets	37.0	37.5
Total current assets	143.4	108.2

Property and equipment, net	1,636.1	1,530.8
Operating lease right-of-use assets	248.3	—
Goodwill	748.5	761.7
Intangible assets, net	441.8	519.8
Other assets	18.7	16.7
Total assets	$3,236.8	$2,937.2

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$63.0	$57.9
Accrued expenses	74.9	65.3
Current portion of operating lease liabilities	33.8	—
Current portion of long-term debt, finance leases and other financing obligations	52.6	50.3
Deferred revenue	64.1	60.7
Other current liabilities	22.3	10.0
Total current liabilities	310.7	244.2

Operating leases liabilities, net of current portion	273.5	—
Long-term debt, net of current portion	897.0	896.5
Finance leases and other financing obligations, net of current portion	1,075.1	937.8
Deferred income taxes	31.0	29.9
Warrant liabilities	—	64.7
Other liabilities	72.0	158.2
Total liabilities	$2,659.3	$2,331.3

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 179,587,616 and 166,207,190 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	1,961.7	1,816.5
Accumulated other comprehensive (loss) income	(17.9)	10.8
Accumulated deficit	(1,366.3)	(1,221.4)
Total shareholders’ equity	577.5	605.9
Total liabilities and shareholders’ equity	$3,236.8	$2,937.2
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except for share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$186.6	$177.1	$553.0	$525.3
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization	100.3	93.5	296.7	287.4
Selling, general and administrative expenses	37.9	29.2	103.8	79.7
Depreciation and amortization	60.0	59.4	183.1	180.6
Restructuring, impairment, site closures and related costs	1.3	1.4	3.9	68.4
Transaction-related costs	—	5.2	—	5.2
Total operating costs and expenses	199.5	188.7	587.5	621.3

Loss from operations	(12.9)	(11.6)	(34.5)	(96.0)
Interest expense, net	(41.1)	(43.1)	(118.6)	(129.3)
Other expenses, net	(2.4)	(0.4)	(2.0)	(1.2)
Change in fair value of warrant liabilities	—	(2.7)	11.8	(2.7)
Loss from operations before income taxes	(56.4)	(57.8)	(143.3)	(229.2)
Income tax benefit (expense)	0.5	11.1	(1.6)	36.9
Net loss	$(55.9)	$(46.7)	$(144.9)	$(192.3)

Loss Per Share
Basic and diluted	$(0.31)	$(0.32)	$(0.82)	$(1.58)

Weighted average number of shares outstanding
Basic and diluted	179,121,387	147,754,776	177,637,729	121,868,742
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(55.9)	$(46.7)	$(144.9)	$(192.3)

Other comprehensive loss:
Foreign currency translation adjustment	(12.7)	(6.1)	(28.7)	(4.4)
Other comprehensive loss	(12.7)	(6.1)	(28.7)	(4.4)

Comprehensive loss	$(68.6)	$(52.8)	$(173.6)	$(196.7)
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited, in millions, except for share information)

	Class A common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Share	Amount
Balance as of December 31, 2021	166,207,190	$—	$1,816.5	$10.8	$(1,221.4)	$605.9
Equity-based compensation	—	—	3.4	—	—	3.4
Issuance of shares related to exercise of warrants	4,859,162	—	54.2	—	—	54.2
Issuance of shares related to exercise of optional shares purchase options	7,500,000	—	75.0	—	—	75.0
Net loss	—	—	—	—	(40.9)	(40.9)
Other comprehensive loss	—	—	—	(4.0)	—	(4.0)
Balance as of March 31, 2022	178,566,352	$—	$1,949.1	$6.8	$(1,262.3)	$693.6
Equity-based compensation	—	—	6.4	—	—	6.4
Net loss	—	—	—	—	(48.1)	(48.1)
Other comprehensive loss	—	—	—	(12.0)	—	(12.0)
Balance as of June 30, 2022	178,566,352	$—	$1,955.5	$(5.2)	$(1,310.4)	$639.9
Equity-based compensation	—	—	6.2	—	—	6.2
Net loss	—	—	—	—	(55.9)	(55.9)
Issuance of shares for Restrictive Stock Units vesting	1,021,264	—	—	—	—	—
Other comprehensive loss	—	—	—	(12.7)	—	(12.7)
Balance as of September 30, 2022	179,587,616	$—	$1,961.7	$(17.9)	$(1,366.3)	$577.5

See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited, in millions, except for share information)

	Class A common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Share	Amount
Balance as of December 31, 2020	0.96	$—	$1,504.6	$16.7	$(963.5)	$557.8
Retroactive application of recapitalization	115,745,454	—	—	—	—	—
Adjusted balance, beginning of period	115,745,455	—	1,504.6	16.7	(963.5)	557.8
Equity-based compensation	—	—	1.9	—	—	1.9
Capital redemption	(9,645,455)	—	(97.9)	—	—	(97.9)
Net loss	—	—	—	—	(52.6)	(52.6)
Other comprehensive income	—	—	—	0.2	—	0.2
Balance as of March 31, 2021	106,100,000	$—	$1,408.6	$16.9	$(1,016.1)	$409.4
Equity-based compensation	—	—	1.7	—	—	1.7
Net loss	—	—	—	—	(93.0)	(93.0)
Other comprehensive income	—	—	—	1.5	—	1.5
Balance as of June 30, 2021	106,100,000	$—	$1,410.3	$18.4	$(1,109.1)	$319.6
Equity-based compensation	—	—	1.8	—	—	1.8
Reverse recapitalization, net of transaction costs	59,878,740	—	393.1	—	—	393.1
Capital contribution	—	—	5.2	—	—	5.2
Net loss	—	—	—	—	(46.7)	(46.7)
Other comprehensive loss	—	—	—	(6.1)	—	(6.1)
Balance as of September 30, 2021	165,978,740	$—	$1,810.4	$12.3	$(1,155.8)	$666.9
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Net loss	$(144.9)	$(192.3)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	183.1	180.6
Restructuring, impairment, site closures and related costs	—	2.0
Amortization of favorable/unfavorable leasehold interests, net	—	2.9
Amortization of debt issuance costs and fees, net	3.0	9.1
Equity-based compensation	16.0	5.4
Reversal of allowance for doubtful accounts	(0.4)	(1.1)
Deferred income taxes	2.5	(37.1)
Change of fair value of warrant liabilities	(11.8)	2.7
Non-cash interest expense, net	8.3	7.1
Changes in operating assets and liabilities, excluding impact of acquisitions and dispositions:
Accounts receivable	(1.5)	8.3
Prepaid and other current assets	0.5	3.1
Other assets	(2.4)	8.1
Operating lease right-of-use assets	28.7	—
Operating lease liabilities	(32.3)	—
Accounts payable	1.1	(10.5)
Accrued expenses	9.4	(27.7)
Due to affiliates	—	(22.8)
Other liabilities	14.7	63.0
Net cash provided by operating activities	74.0	0.8
Cash flows from investing activities:
Purchases of property and equipment	(100.4)	(44.1)
Amounts received from affiliate (Note 18)	—	117.1
Net cash (used in) provided by investing activities	(100.4)	73.0
Cash flows from financing activities:
Proceeds from issuance of long-term debt and other financing obligations	42.0	40.0
Proceeds from recapitalization, net of issuance costs	—	436.0
Repayment of long-term debt	(46.9)	(459.4)
Repayment of finance leases and other financing obligations	(37.0)	(49.1)
Proceeds from sales leaseback financing	26.7	—
Capital redemption	—	(97.9)
Capital contribution	—	5.2
Proceeds from the exercise of warrants, net of redemptions	1.3	—
Proceeds from the exercise of the optional share purchase options	75.0	—
Net cash provided by (used in) financing activities	61.1	(125.2)
Effect of foreign currency exchange rates on cash	(0.9)	5.2
Net increase (decrease) in cash	33.8	(46.2)
Cash at beginning of period	52.4	120.7
Cash at end of period	$86.2	$74.5

Supplemental cash flow information:
Cash (refund) paid for income taxes, net	$(0.1)	$4.3
Cash paid for interest	$21.9	$67.6
Non-cash purchases of property and equipment	$4.1	$19.4
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

Legacy Cyxtera was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. This determination was primarily based on Legacy Cyxtera’s shareholders prior to the Business Combination having a majority of the voting power in the combined company, Legacy Cyxtera having the ability to appoint a majority of the board of directors of the combined company, Legacy Cyxtera’s existing management comprising the senior management of the combined company, Legacy Cyxtera’s operations comprising the ongoing operations of the combined company, Legacy Cyxtera being the larger entity based on historical revenues and business operations and the combined company assuming Legacy Cyxtera’s name. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Cyxtera issuing stock for the net assets of SVAC, accompanied by a recapitalization. The net assets of SVAC are stated at historical cost, with no goodwill or other intangible assets recorded.

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

b)Risks and uncertainties

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, asset and goodwill impairments, allowance for doubtful accounts, future asset retirement obligations and the potential outcome of future tax consequences of events that have been recognized in the unaudited condensed consolidated financial statements. Actual results and outcomes may differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.

Coronavirus (COVID-19) Update

During the three and nine months ended September 30, 2022, the COVID-19 pandemic did not have a material impact on our unaudited condensed consolidated financial statements. The full impact that the ongoing COVID-19 pandemic will have on our future unaudited condensed consolidated financial statements remains uncertain and ultimately will depend on many factors, including the duration and potential cyclicity of the health crisis, further public policy actions to be taken in response, as well as the continued impact of the pandemic on the global economy and our customers and vendors. We will continue to evaluate the nature and extent of these potential impacts to our business and unaudited condensed consolidated financial statements.

c)Update to significant accounting policies

The Company’s significant accounting policies are detailed in Note 2 - Summary of Significant Accounting Policies of the Company’s consolidated financial statements as of and for the year ended December 31, 2021 included within the Company’s Annual Report on Form 10-K. Significant updates to our accounting policies as a result of the adoption of Accounting Standard Update (“ASU”) 2016-12, Leases, as well as the initial implementation guidance and subsequent amendments to ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2020-05 (collectively referred to as “Topic 842”) for the three and nine months ended September 30, 2022 are discussed below.

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

Lease modifications

In the normal course of business, the Company may modify leases, which could result in a change from the original lease classification (i.e. finance or operating leases). The Company remeasures the lease liability based on the lease term of the modified leases by discounting revised lease payments using a revised IBR at the effective date of the modification. The Company accounts for the remeasurement of lease liabilities and lease incentives from lessor by making corresponding adjustments to the relevant right-of-use asset.

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

In August 2020, the FASB issued ASU 2020-06, Debt: Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021. The Company adopted this new guidance on January 1, 2022 without a material impact on its unaudited condensed consolidated financial statements.

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

During the nine months ended September 30, 2022, the Company adopted Topic 842, with an effective date of January 1, 2022, using the alternative transition method. Therefore, results for reporting periods beginning after January 1, 2022 are presented under Topic 842, while comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. The Company recognized the cumulative

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
effects of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of adoption.

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company’s potential dilutive shares for the three and nine months ended September 30, 2022, including public warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), unvested employee stock options, unvested restricted stock units (“RSUs”), unvested performance stock units (“PSUs”), unissued employee stock purchase plan shares (“ESPP shares”) and options issued to the Forward Purchasers and SIS pursuant to the Optional Share Purchase Agreement, have been excluded from diluted net loss per share as the effect would be to reduce the net loss per share. The Company excluded the following potential shares of Class A common stock, from the computation of diluted net loss per share during the three and nine month periods ended September 30, 2022 and 2021 because including them would have an anti-dilutive effect:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022	2021	2021
Unvested employee stock options	830,547	830,547	849,233	849,233
Unvested RSUs	4,033,985	4,033,985	—	—
Unvested PSUs	349,766	349,766	—	—
Unissued ESPP shares	173,665	173,665	—	—
Optional shares (1)	—	7,500,000	7,500,000	7,500,000
Public and Private Placement Warrants (2)	—	19,356,867	20,197,323	20,197,323
Total shares	5,387,963	32,244,830	28,546,556	28,546,556

(1) Optional shares were excluded from the computation of diluted loss per share for the periods these instruments represented potential dilutive common stock equivalents during the nine months ended September 30, 2022.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(2) In addition, 19.4 million of Public Warrants and Private Placement Warrants were excluded from the computation of net loss per share for the period January 1, 2022 through January 24, 2022 because they would have had an anti-dilutive effect on the computation of diluted net loss.

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

Moses Lake site

In February 2021, the Company notified the landlord of the Moses Lake data center facility in the State of Washington of its intent to cease the use of the space. Accordingly, the Company accelerated depreciation and amortization of all assets on the site, including favorable leasehold interest amortization, which resulted in no additional depreciation and amortization during the three months ended September 30, 2021 and $1.8 million during the nine months ended September 30, 2021, and no additional favorable leasehold interest amortization and $0.6 million of additional favorable leasehold interest amortization, recorded in cost of revenues, during the three and nine months ended September 30, 2021, respectively. The Company ceased use of the property in June 2021 at which time it met the conditions for recording a charge related to the remaining lease obligation of $58.5 million. There is no sublease in place on this property. Furthermore, management believes the ability to sublease the property is remote and as such has not made any assumption for the future cash flows from a potential sublease in making this estimate.

On January 1, 2022, the Company adopted Topic 842, and reclassified $53.0 million of the restructuring liability reserve representing lease abandonment liabilities to the ROU asset. As of September 30, 2022, the restructuring liability reserve relates to the ASC 420, Exit or Disposal Cost Obligations, lease abandonment liability for Moses Lake, which was in excess of the ROU asset adjustment. The restructuring liability reserve is included in other liabilities in the unaudited condensed consolidated balance sheets.

The activity in restructuring liability reserve for the nine months ended September 30, 2022 and 2021 was as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of the period	$62.3	$—
Lease termination costs	—	64.4
Reclassification of deferred rent credits	—	3.4
Reclassification of the restructuring liability reserve to ROU Asset	(53.0)	—
Accretion	0.5	2.0
Payments	(0.9)	(6.1)
Balance at end of the period	$8.9	$63.7

During the nine months ended September 30, 2022 and 2021, the Company recorded accretion of $0.5 million, and $2.0 million, respectively, in connection with the exits, recorded in restructuring, impairment, site closures and related costs in the unaudited condensed consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Recurring revenue	$178.1	$169.3	$526.0	$501.2
Non-recurring revenues	8.5	7.8	27.0	24.1
Total	$186.6	$177.1	$553.0	$525.3

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract balances

The following table summarizes the opening and closing balances of the Company’s receivables; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Receivables	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Closing balances as of December 31, 2020	$33.5	$23.8	$16.8	$15.6	$18.1
Net (decrease) increase during the three months ended March 31, 2021	(20.9)	(1.8)	(2.7)	(0.5)	(2.0)
Closing balances as of March 31, 2021	12.6	22.0	14.1	15.1	16.1
Net increase (decrease) during the three months ended June 30, 2021	3.7	(2.4)	(1.5)	(0.4)	(0.8)
Closing balances as of June 30, 2021	16.3	19.6	12.6	14.7	15.3
Net increase (decrease) during the three months ended September 30, 2021	9.9	(1.3)	(1.7)	0.4	1.4
Closing balances as of September 30, 2021	$26.2	$18.3	$10.9	$15.1	$16.7

Closing balances as of December 31, 2021	$18.3	$17.2	$12.1	$14.5	$14.7
Net increase (decrease) during the three months ended March 31, 2022	9.4	(1.1)	0.5	—	(0.6)
Closing balances as of March 31, 2022	27.7	16.1	12.6	14.5	14.1
Net increase (decrease) during the three months ended June 30, 2022	10.8	(1.8)	1.4	0.4	—
Closing balances as of June 30, 2022	38.5	14.3	14.0	14.9	14.1
Net (decrease) increase during the three months ended September 30, 2022	(18.3)	0.8	0.3	0.3	0.1
Closing balances as of September 30, 2022	$20.2	$15.1	$14.3	$15.2	$14.2

The difference between the opening and closing balances of the Company’s contract assets and deferred revenues primarily results from the timing difference between the Company’s performance obligation and the customer’s payment. The amounts of revenue recognized during the nine months ended September 30, 2022 and 2021 from the opening deferred revenue balance was $11.3 million and $12.1 million, respectively. During the three months ended September 30, 2022 and 2021, no impairment loss related to contract balances was recognized in the unaudited condensed consolidated statements of operations.

In addition to the contract liability amounts shown above, deferred revenue on the unaudited condensed consolidated balance sheets includes $48.9 million and $46.1 million of advanced billings as of September 30, 2022 and December 31, 2021, respectively.

Contract costs

The ending balance of net capitalized contract costs as of September 30, 2022 and December 31, 2021 was $29.4 million and $29.3 million, respectively, $15.1 million and $17.2 million of which were included in prepaid and other current assets in the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, and $14.3 million and $12.1 million of which were included in other assets in the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022 and 2021, $14.7 million and $20.6 million, respectively, of contract costs were amortized, $5.4 million and $12.1 million of which were included in cost of revenues, excluding depreciation and amortization in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively, and $9.3 million and $8.5 million of which were included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021.

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

Cyxtera’s remaining performance obligations under its colocation agreements represent contracted revenue that has not been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties such as the majority of interconnection revenues. The aggregate amount allocated to performance obligations that were unsatisfied or partially satisfied as of September 30, 2022 was $869.1 million, of which 44%, 27% and 29% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively. The aggregate amount allocated to performance obligations that were unsatisfied as of December 31, 2021 was $818.0 million, of which 45%, 27% and 28% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively.

While initial contract terms vary in length, substantially all contracts automatically renew in one-year increments. Included in the performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed.

Note 7.    Balance sheet components

Allowance for doubtful accounts

The activity in the allowance for doubtful accounts during the nine months ended September 30, 2022 and the year ended December 31, 2021 was as follows (in millions):

	September 30, 2022	December 31, 2021
Beginning balance	$0.3	$1.4
(Write-offs) Recoveries	0.3	0.1
Reversal of allowance	(0.4)	(1.2)
Ending balance	$0.2	$0.3

Factored receivables

On February 9, 2021, a subsidiary of Cyxtera entered into a Master Receivables Purchase Agreement ( the “Factoring Agreement”) with Nomura Corporate Funding America, LLC (the “Factor”) to factor up to $37.5 million in open trade receivables at any point during the term of the commitment, which extends for a period of 540 days provided that the Factor has the right to impose additional conditions to its obligations to complete any purchase after 360 days. The Factor has not imposed any such additional conditions. Pursuant to the terms of the arrangement, a subsidiary of the Company shall, from time to time, sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The agreement allows for up to 85% of the face amount of an invoice to be factored. The unused balance fee under the arrangement is 2%. During the nine months ended September 30, 2022, the Company’s subsidiary factored $10.9 million of receivables and received $10.7 million, net of fees of $0.2 million. During the nine months ended September 30, 2021, the Company factored $91.5 million of receivables and collected $90.1 million, net of fees of $1.4 million. Cash collected under this arrangement is

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

reflected within the change in accounts receivables in the unaudited condensed consolidated statements of cash flows. On August 31, 2022, the Company terminated the Factoring Agreement.

Accounts Receivable Sales Program

On August 31, 2022, the Company entered into an Accounts Receivable Sales Program with PNC Bank, National Association and the other parties thereto (the “A/R Program”) for an investment limit of $37.5 million, which terminates on August 31, 2025 unless extended. Under the A/R Program, certain of the Company's wholly owned subsidiaries continuously sell (or contribute) receivables to a wholly owned special purpose entity at fair market value. The Company then designates certain of the receivables to be sold by the special purpose entity to an unaffiliated financial institution (the “Purchaser”) and the special purpose entity grants a security interest in the remaining receivables to the Purchaser such that the Purchaser has recourse to all receivables transferred to the special purpose entity to recover its investment. Although the special purpose entity is a wholly owned subsidiary of the Company, it is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of its assets prior to any assets or value in such special purpose entity becoming available to its equity holders and its assets are not available to pay other creditors of the Company. As of September 30, 2022, the Company had $19.6 million drawn on the investment limit. The investments made by the Purchaser yield interest based on a variable rate which is based on the Secured Overnight Financing Rate (“SOFR”) plus a margin.

All transactions under the A/R Program are accounted for as a true sale in accordance with ASC 860, Transfers and Servicing (“Topic 860”). Following the sale and transfer of the receivables to the Purchaser, the receivables are legally isolated from the Company and its subsidiaries, and the Company sells, conveys, transfers and assigns to the Purchaser all its rights, title and interest in the receivables. Receivables sold are derecognized from the statement of financial position. The Company continues to service, administer and collect the receivables on behalf of the Purchaser, and recognizes a servicing liability in accordance with Topic 860. As of September 30, 2022, the Company reported servicing liabilities of $17.9 million in other current liabilities and on the unaudited condensed consolidated balance sheets.

Prepaid and other current assets

Prepaid and other current assets consist of the following as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022	December 31, 2021
Contract asset, current	$15.1	$17.2
Prepaid expenses	23.0	19.3
Other current assets	(1.1)	1.0
Total prepaid and other current assets	$37.0	$37.5

Note 8.    Goodwill and intangible assets

Goodwill was $748.5 million and $761.7 million as of September 30, 2022 and December 31, 2021, respectively. The change in goodwill during the nine months ended September 30, 2022 was due to foreign currency translation. The Company has not recorded any goodwill impairment related to the colocation business since its inception.

In addition, the Company had indefinite-lived intangible assets of $0.5 million as of September 30, 2022 and December 31, 2021.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Summarized below are the carrying values for the major classes of amortizing intangible assets as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$768.0	$(326.7)	$441.3	$768.0	$(281.4)	$486.6
Favorable leasehold interests	—	—	—	57.6	(24.9)	32.7
Developed technology	0.3	(0.3)	—	0.3	(0.3)	—
Total intangibles	$768.3	$(327.0)	$441.3	$825.9	$(306.6)	$519.3

The main changes in the carrying amount of each major class of amortizing intangible assets during the nine months ended September 30, 2022 and 2021 was amortization and, to a lesser extent, the impact of foreign currency translation. In addition, on January 1, 2022, the Company adopted Topic 842 and reclassified the favorable leasehold interests to ROU assets.

Amortization expense on intangible assets, excluding the impact of unfavorable leasehold interest amortization, amounted to $45.2 million, for the nine months ended September 30, 2022 and 2021. Amortization expense for all intangible assets, except favorable leasehold interests, was recorded within depreciation and amortization expense in the unaudited condensed consolidated statements of operations. As of December 31, 2021, the Company had $16.2 million of unfavorable leasehold interests included within other liabilities in the accompanying unaudited condensed consolidated balance sheets. Favorable leasehold amortization of $4.6 million, and unfavorable leasehold amortization of $1.7 million was recorded within cost of revenues, excluding depreciation and amortization in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021.

The Company estimates annual amortization expense for existing intangible assets subject to amortization as of September 30, 2022 as follows (in millions):

2022 (3 months remaining)	$15.1
2023	60.3
2024	60.3
2025	60.3
2026	60.3
Thereafter	185.0
Total amortization expense	$441.3

Impairment tests

The Company performs annual impairment tests of goodwill as of October 1st of each year or whenever an indicator of impairment exists. No impairment charges were recorded during the nine months ended September 30, 2022 and 2021.

Note 9.    Fair value measurements

The fair value of cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate their carrying value because of the short-term nature of these instruments. Refer to Note 12 for the fair value measurement disclosures related to the warrant liabilities.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying values and fair values of other financial instruments are as follows as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
2017 First Lien Term Facility	$772.2	$774.0	$778.3	$780.0
2019 First Lien Term Facility	96.8	97.0	97.5	98.0
Revolving Facility	—	—	2.7	2.7
2021 Revolving Facility	42.0	42.0	37.3	37.3

The fair value of our 2017 First Lien Term Facility and 2019 First Lien Facility (as defined in Note 11) as of September 30, 2022 and December 31, 2021 was based on the quoted market price for this instrument in an inactive market, which represents a Level 2 fair value measurement. The carrying value of the Revolving Facility (as defined in Note 11) and the 2021 Revolving Facility (as defined in Note 11) approximates estimated fair value as of December 31, 2021 due to the variability of interest rates. Debt issuance costs of $4.8 million and $7.5 million, respectively, as of September 30, 2022 and December 31, 2021 are not included in the carrying value of these instruments as shown above.

Note 10.    Leases

The Company determines if an arrangement is or contains a lease at inception. The Company enters into lease arrangements primarily for data center spaces, office spaces and equipment. The Company recognizes an ROU asset and lease liability on the unaudited condensed consolidated balance sheets for all leases with a term longer than 12 months. The leases have remaining lease terms of 1 year to 32 years. As of September 30, 2022, the Company recorded finance lease assets of $1,131.3 million, net of accumulated amortization of $221.0 million, within property and equipment, net.

Lease Expenses

The components of lease expenses and income are as follows (in millions):

Nine Months Ended September 30, 2022
Finance lease cost
Amortization of ROU assets (1)	$43.7
Interest on lease liabilities (2)	85.6
Total finance lease cost	129.3

Operating lease cost (3)(6)	41.5
Variable lease cost (4)	10.8
Sublease income (5)	(9.1)
Total lease cost	$172.5

(1) Amortization of assets under leases is included in depreciation and amortization expense in the Company’s unaudited condensed consolidated statements of operations.
(2) Interest on lease liabilities is included in interest expense, net in the Company’s unaudited condensed consolidated statements of operations.
(3) Operating lease costs for data centers is included in cost of revenue, excluding depreciation and amortization in the Company’s unaudited condensed consolidated statements of operations. Operating lease costs for office leases is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(4) Variable lease costs for operating leases is included in costs of revenue, excluding depreciation and amortization in the Company’s unaudited condensed consolidated statements of operations.
(5) The Company has subleases for certain data centers with Lumen Technologies, Inc. formerly known as CenturyLink Inc. (“Lumen”), and the Company also leases a portion of an owned location to Lumen. The Company also has a sublease of the Addison office space described in Note 5. Sublease and lease income of $7.7 million in connection with Lumen is included in revenues in the Company’s unaudited condensed consolidated statements of operations. Sublease income of $1.4 million in connection with the Addison office lease is included in restructuring, impairment, site closures, and related costs in the Company’s unaudited condensed consolidated statements of operations.
(6) During the nine months ended September 30, 2022, the Company recognized $3.9 million of restructuring expenses recorded in restructuring, impairment, site closures and related costs in the unaudited condensed consolidated statements of operations. The restructuring costs were composed of $4.8 million of operating lease cost and $0.5 million of accretion expense, net of $1.4 million of income recognized from the Addison sublease.

Lease costs for short-term leases were inconsequential for the nine months ended September 30, 2022.

Other Information

Other information related to leases is as follows (in millions):

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$77.4
Operating cash flows from operating leases	42.8
Financing cash flows from finance lease	37.0

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	165.2
Operating leases	266.7

As of September 30, 2022
Weighted-average remaining lease term (in years) - finance leases(1)	20.2
Weighted-average remaining lease term (in years) - operating leases(1)	9.8
Weighted-average discount rate - finance leases	10.0%
Weighted-average discount rate - operating lease	8.9%

(1) Includes renewal options that are reasonably certain to be exercised.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Maturities of Lease Liabilities

Maturities of lease liabilities under Topic 842 as of September 30, 2022 are as follows (in millions):

	Operating Leases(1)	Finance Leases	Total
2022 (3 months remaining)	$14.6	$38.9	$53.5
2023	58.6	151.5	210.1
2024	58.2	141.8	200.0
2025	49.9	144.1	194.0
2026	45.4	138.7	184.1
Thereafter	254.4	2,582.5	2,836.9
Total lease payments	$481.1	$3,197.5	$3,678.6
Less: imputed interest	(173.8)	(2,070.2)	(2,244.0)
Total	$307.3	$1,127.3	$1,434.6

(1) Minimum lease payments have not been reduced by minimum sublease rentals of $47.7 million due in the future under non-cancelable subleases.

Future minimum lease receipts under operating lease obligations under Topic 842 as of September 30, 2022 are as follows (in millions):

Lease receipts
2022 (3 months remaining)	$3.1
2023	12.2
2024	12.2
2025	12.3
2026	12.4
Thereafter	4.1
Total minimum lease receipts	$56.3

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

Total rent expense, including the net impact from the amortization of ROU asset, was approximately $88.1 million for the nine months ended September 30, 2022 and is included within cost of revenues, excluding depreciation and amortization in the unaudited condensed consolidated statements of operations.

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

Interest expense recorded in connection with capital leases and sale-leaseback financings totaled $28.5 million, $85.6 million, $25.1 million and $76.1 million, respectively, for the three and nine months ended September 30, 2022 and 2021 and is included within interest expense, net in the accompanying unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2022 and 2021, the Company had additions to assets and liabilities recorded as sale-leaseback financings of $26.7 million and $2.9 million, respectively. During the three and nine months ended September 30, 2022 and 2021, there was no gain or loss recognized from the sale-leaseback financings.

Note 11.    Long-term debt

Long-term debt consists of the following as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022	December 31, 2021
2017 First Lien Term Facility due May 2024	$772.2	$778.3
2019 First Lien Term Facility due May 2024	96.8	97.5
Revolving Facility due May 2022	—	2.7
2021 Revolving Facility due November 2023	42.0	37.3
Less: unamortized debt issuance costs	(4.8)	(7.5)
	906.2	908.3
Less: current maturities of long-term debt	(9.2)	(11.8)
Long-term debt, net current portion	$897.0	$896.5

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Senior secured credit facilities

On May 1, 2017, a subsidiary of the Company (the “Borrower”) entered into credit agreements for up to $1,275.0 million of borrowings under first and second lien credit agreements (collectively, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of (a) a first lien credit agreement providing for (i) a $150.0 million first lien multi-currency revolving credit facility (the “Revolving Facility”) and (ii) (a) an $815.0 million first lien term loan borrowing (the “2017 First Lien Term Facility”), and (b) a second lien credit agreement providing for a $310.0 million second lien term loan credit borrowing (the “2017 Second Lien Term Facility”). On May 13, 2019, the Borrower borrowed an additional $100.0 million under the incremental first lien loan under the first lien credit agreement (the “2019 First Lien Term Facility”). On May 7, 2021, certain of the lenders under the Revolving Facility entered into an amendment with the Borrower pursuant to which they agreed to extend the maturity date for certain revolving commitments from May 1, 2022 to November 1, 2023. Under these terms of the amendment, $141.3 million of commitments under the existing Revolving Facility were exchanged for $120.1 million of commitments under a new revolving facility (the “2021 Revolving Facility”). The 2021 Revolving Facility has substantially the same terms as the Revolving Facility, except that the maturity date of the 2021 Revolving Facility is November 1, 2023. In connection with the amendment, the Company repaid $19.6 million of the outstanding balance under the Revolving Facility on May 10, 2021. The amounts owed under the 2017 Second Lien Term Facility, the Revolving Facility and the 2021 Revolving Facility were repaid in July and August 2021 following the consummation of the Business Combination (see Note 3, Business Combination). Subsequent to the consummation of the Business Combination and the pay-down of the Revolving Facility and the 2021 Revolving Facility, the Company drew down an additional $40.0 million from such revolving facilities during the year ended December 31, 2021. During the nine months ended September 30, 2022, the Company repaid $40.0 million of the outstanding balance under the revolving facilities. Subsequent to paying down the revolving facilities, the Company drew down $42.0 million from the 2021 Revolving Facility during the nine months ended September 30, 2022. As of September 30, 2022, a total of $42.0 million was outstanding and approximately $73.1 million was available under the revolving facilities. As of December 31, 2021, a total of $40.0 million was outstanding and approximately $88.8 million was available under the revolving facilities.

The Senior Secured Credit Facilities, including the 2019 First Lien Term Facility, are secured by substantially all assets of the Borrower and contain customary covenants, including reporting and financial covenants, some of which require the Borrower to maintain certain financial coverage and leverage ratios, as well as customary events of default, and are guaranteed by certain of the Borrower’s domestic subsidiaries. As of September 30, 2022, the Company believes the Borrower was in compliance with these covenants. The Revolving Facility matured in May 2022 and was not renewed. The 2021 Revolving Facility, the 2017 First Lien Term Facility and the 2019 First Lien Term Facility have an 18 month, seven and five year term, respectively, and are set to expire on November 1, 2023, May 1, 2024, and May 1, 2024, respectively.

The Borrower is required to make amortization payments on each of the 2017 First Lien Term Facility and the 2019 First Lien Term Facility at a rate of 1.0% of the original principal amount per annum, payable on a quarterly basis, with the remaining balance to be repaid in full at maturity. The 2017 First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 2.0% to 3.0%. The 2019 First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 3.0% to 4.0%. As of September 30, 2022, the rate for the 2017 First Lien Term Facility was 5.8% and the rate for the 2019 First Lien Term Facility was 6.8%.

The 2021 Revolving Facility allows the Borrower to borrow, repay and reborrow over its stated term. The 2021 Revolving Facility provides a sublimit for the issuance of letters of credit of up to $30.0 million at any one time. Borrowings under the 2021 Revolving Facility bear interest at a rate based on LIBOR plus a margin that can vary from 2.5% to 3.0% or, at the Borrower’s option, the alternative base rate, which is defined as the higher of (a) the Federal Funds Rate plus, 0.5%, (b) the JP Morgan prime rate or (c) one-month LIBOR plus 1.0%, in each case, plus a margin that can vary from 1.5% to 3.0%. The Borrower is required to pay a letter of credit fee on the face amount of each letter of credit, at a 0.125% rate per annum. The Revolving Facility matured in May 2022 and was not renewed. As of September 30, 2022, the rate for the 2021 Revolving facility was 5.8%. The balance of the 2021 Revolving Facility was $42.0 million as of September 30, 2022.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aggregate maturities of our long-term debt are as follows as of September 30, 2022 (in millions):

Principal amount
2022 (3 months remaining)	$2.3
2023	51.2
2024	852.7
2025	—
2026	—
Total	$906.2

Interest expense, net

Interest expense, net for the three and nine months ended September 30, 2022 and 2021 consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense on debt, net of capitalized interest	$11.6	$11.6	$29.9	$44.1
Interest expense on finance leases	28.5	25.1	85.6	76.1
Amortization of deferred financing costs and fees	1.0	6.4	3.1	9.1
Total	$41.1	$43.1	$118.6	$129.3

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

There were no Level 3 warrant liabilities outstanding during the three and nine months ended September 30, 2022. The following table presents information about the Company’s movement in its Level 1 and Level 2 warrant liabilities measured at fair value during the nine months ended September 30, 2022 (in millions):

(in millions)	Public Warrants (Level 1)	Private Placement Warrants (Level 2)	Total
Balance at December 31, 2021	$36.1	$28.6	$64.7
Warrants exercised for Class A common stock	(28.9)	(24.0)	(52.9)
Change in fair value of the warrant liabilities	(7.2)	(4.6)	(11.8)
Balance at September 30, 2022	$—	$—	$—

Note 13.    Shareholders’ equity

As mentioned in Note 1, the equity structure has been restated in all the comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock issued to Legacy Cyxtera’s shareholder in connection with the Business Combination. Accordingly, the shares and corresponding capital amounts and earnings per share prior to the Business Combination have been retroactively restated as of January 1, 2021 to 115,745,455 shares, as shown in the unaudited condensed consolidated statements of changes in shareholders’ equity. The Company’s authorized share capital consists of 510,000,000 shares of capital stock, of which 500,000,000 are designated as Class A common stock, and 10,000,000 are designated as preferred stock. As of December 31, 2020, Legacy Cyxtera had 115,745,455 shares of Class A common stock issued and outstanding, which shares were owned by SIS. On February 19, 2021, Cyxtera redeemed, cancelled and retired 9,645,455 shares of its Class A common stock, held by SIS, in exchange for the payment of $97.9 million by the Company to SIS. From January 1, 2022 through the Redemption Time, with the redemption of the warrants, 7,970,730 Public Warrants and 8,576,940 Private Placement Warrants, respectively, were exercised in accordance with the terms of the Warrant Agreement, resulting in the issuance of 4,859,162 shares of Class A common stock. In addition, on January 31, 2022, the Company issued a total of 7,500,000 Optional Shares for an aggregate purchase price of $75.0 million. As of September 30, 2022, the Company had 179,587,616 shares of Class A common stock issued and outstanding. Effective July 29, 2022, the SIS interest in the Company's Class A common stock was distributed to BC
Partners, Medina Capital, and other owners of SIS, resulting in BC Partners owning 38.0% of the Company's Class A common stock and Medina Capital owning 12.8% of the Company's Class A common stock. Prior to the SIS distribution, SIS owned 61.5% of the Company’s Class A common stock. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

The stock-based compensation cost was as follows (in millions) and included in the following captions in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Costs of revenues, excluding depreciation and amortization	$0.4	$—	$0.9	$0.2
Selling, general and administrative expenses	5.8	1.8	15.1	5.2
Total	$6.2	$1.8	$16.0	$5.4

No related income tax benefit was recognized for the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, total equity-based compensation expense related to 17,626 unvested Class B Units not yet recognized totaled $1.6 million, which is expected to be recognized over a weighted-average period of 1.7 years.

2021 Omnibus Incentive Plan

Effective as of July 29, 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). The total number of shares of Class A common stock authorized for issuance under the 2021 Plan is 13,278,299. Stock options, RSUs and PSUs are granted under and governed by the 2021 Plan.

Stock Options

Stock option transactions for the nine months ended September 30, 2022, were as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding from January 1, 2022	849,233	$9.55	—	$—
Granted	6,228	$—
Exercised	—	$—
Expired/forfeited	(24,914)	$9.55
Outstanding at September 30, 2022	830,547	$9.55	8.9	$—
Exercisable, September 30, 2022	212,306	$—	—	$—
Ending vested and expected to vest, September 30, 2022	830,547	$9.55	8.9	$—

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2022, the total unrecognized stock-based compensation expense, net of actual forfeitures, related to unvested stock options was approximately $1.4 million (before income taxes) and is expected to be recognized over a weighted average period of approximately 2.9 years.

Total stock options compensation expense for the three and nine months ended September 30, 2022 was approximately $0.1 million and $0.4 million, respectively, net of actual forfeitures, and is recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The related income tax benefit for the three and nine months ended September 30, 2022 was inconsequential.

Restricted Stock Units

RSU transactions for the nine months ended September 30, 2022 were as follows:

	Shares Subject to RSUs	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding from January 1, 2022	3,335,811	$—	—	$—	$9.34
Granted	1,865,191	$—			$11.89
Vested	(1,021,264)	$—			$9.37
Expired/forfeited	(145,753)	$—			$9.79
Outstanding at September 30, 2022	4,033,985	$—	1.3	$16,458,659	$10.48
Exercisable, September 30, 2022	—	$—	—	$—	$—
Unvested and expected to vest, September 30, 2022	4,033,985	$—	1.3	$16,458,659	$10.48

As of September 30, 2022, the total unrecognized stock-based compensation expense, net of actual forfeitures, related to unvested RSUs was approximately $35.5 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.0 years. The total fair value of RSUs vested was $12.5 million during the nine months ended September 30, 2022.

Total RSU compensation expense totaled $5.0 million and $13.3 million, net of actual forfeitures, for the three and nine months ended September 30, 2022, of which approximately $4.7 million and $12.4 million, respectively, is recorded in selling, general and administrative expenses and $0.3 million and $0.9 million, respectively, is recorded in cost of revenues, excluding depreciation and amortization, in the unaudited condensed consolidated statements of operations. The related income tax benefit for the three and nine months ended September 30, 2022 was inconsequential.

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

The following table summarizes PSU activity for the nine months ended September 30, 2022:

	Number of Units	Weighted-average grant date fair value
Non-vested as of January 1, 2022	—	$—
Granted (1)	349,766	$15.78
Vested	—	$—
Forfeited	—	$—
Unvested as of September 30, 2022	349,766	$15.78

(1) Year Two and Year Three Adj. EBITDA measured PSUs are excluded from the total amount of granted PSUs, since such units are not deemed granted for accounting purposes as of September 30, 2022. We excluded 174,883 of Year Two and Year Three Adj. EBITDA measured PSUs.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2022, the total unrecognized stock-based compensation expense, related to unvested PSUs was approximately $5.5 million, before income taxes, and is expected to be recognized over a weighted period of approximately 1.2 years. No PSUs vested during the three and nine months ended September 30, 2022. The Company estimates that all PSU awards outstanding at September 30, 2022 will vest.

Total PSU compensation expense was $0.8 million and $1.7 million, respectively, for the three and nine months ended September 30, 2022 and was recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The related income tax benefit for the three and nine months ended September 30, 2022 was inconsequential.

Employee Stock Purchase Plan

Effective as of June 8, 2022, the Company adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) under which shares of the Company’s common stock are available for purchase by eligible participants. The total number of shares of Class A common stock authorized for issuance under the ESPP is 1,785,664. The ESPP allows participants to purchase shares of Class A common stock at 85% of its fair market value at the lower of (i) the date of commencement of the offering period or (ii) the last day of the exercise period, as defined in the plan documents.

The fair value of purchases under the Company’s ESPP is estimated using the Black-Scholes option-pricing valuation model. The determination of fair value of stock-based awards using an option-pricing model is affected by the Company’s stock price as well as assumptions pertaining to several variables, including expected stock price volatility, the expected term of the award and the risk-free rate of interest. In the option-pricing model for the Company’s employee stock purchase plans, expected stock price volatility is based on historical volatility of the Company’s common stock. The expected term of the award is based on the six-month requisite period. The Company has not paid dividends in the past, and has not announced any intention to pay dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

The following table provides details pertaining to the ESPP for the periods indicated:

For the Nine Months Ended September 30, 2022
Cash proceeds (in millions)	$0.9
Common shares issued	173,665
Fair value of ESPP at grant date	$5.73
Stock price at grant date	$5.83

As of September 30, 2022, the total unrecognized stock-based compensation expense related to the ESPP was approximately $0.2 million, before income taxes, and is expected to be recognized over a weighted period of approximately 0.5 years.

Non-cash stock-based compensation expense under the ESPP was de minimis for the three and nine months ended September 30, 2022. The related income tax benefit for the three and nine months ended September 30, 2022 was inconsequential.

Note 15.    Income taxes

The income tax (benefit) and expense for the three and nine months ended September 30, 2022 was $(0.5) million and $1.6 million, respectively. The income tax expense on the pre-tax loss for the nine months ended September 30, 2022 was primarily attributable to an incremental valuation allowance recorded due to continued losses in the U.S. and other loss jurisdictions, tax expense recorded in foreign jurisdictions where income is generated, certain permanent book to tax differences, as well as an effective settlement with the tax authorities. The effective tax rate was different than the amount expected at the statutory federal income tax rate for the three and nine months ended September 30, 2022 as a result of additional state income tax benefits, an increase in the

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

valuation allowance recorded on certain deferred tax assets that management believes are not more likely than not to be fully realized in future periods, certain nondeductible remuneration to covered employees under Internal Revenue Code section 162(m), nondeductible equity-based compensation, the change in fair value of the warrant liabilities, and miscellaneous transfer pricing true-ups for final statutory filings and/or tax returns in certain foreign jurisdictions. The income tax expense for the nine months ended September 30, 2022 includes the second quarter recognition of tax expense related to an effective settlement of the Company’s tax examination by the Internal Revenue Service (“IRS”) for the 2017 tax year.

The income tax (benefit) for the three and nine months ended September 30, 2021 was $(11.1) million and $(36.9) million, respectively. The income tax benefit on the pre-tax loss for the three and nine months ended September 30, 2021 was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefits, which were partially offset by an increase in the valuation allowance recorded on certain deferred tax assets in the U.S. and foreign jurisdictions that management believes are not more likely than-not to be fully realized in future periods, nondeductible equity compensation, and the change in fair value of the warrant liabilities.

Note 16.    Commitments and contingencies

Letters of credit

As of September 30, 2022 and December 31, 2021, the Company had $4.9 million and $5.7 million, respectively, in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee data center lease obligations and another subsidiary’s performance under a line of credit. As of September 30, 2022 and December 31, 2021, no amounts had been drawn on any of these irrevocable stand-by letters of credit.

Lease commitments

The Company entered into an agreement for power redundancy supply at a facility in Massachusetts. The service contract will contain a lease of power redundancy equipment, however, the lease has not yet commenced as of September 30, 2022. This lease is expected to commence in 2023, with a total lease commitment of $22.4 million.

Purchase obligations

As of September 30, 2022 and December 31, 2021, the Company had approximately $1.7 million and $4.4 million, respectively, of purchase commitments related to IT licenses, utilities and colocation operations. These amounts do not represent the Company’s entire anticipated purchases in the future but represent only those items for which the Company was contractually committed as of September 30, 2022 and December 31, 2021, respectively.

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company derives the significant majority of its colocation revenue from sales to customers in the United States, based upon the service address of the customer. Revenue derived from customers outside the United States, based upon the service address of the customer, was not significant in any individual foreign country.

Note 18.    Certain relationships and related party transactions

Relationships

The Company is party to the following agreements and key relationships:

•Promissory Notes

On March 31, 2019, Appgate Inc., formerly known as Cyxtera Cybersecurity, Inc. (“Appgate”) issued promissory notes to each of the Company and Cyxtera Management, Inc. (the “Management Company”) (together, the “Promissory Notes”) evidencing certain funds borrowed by Appgate from each of the Company and the Management Company as well as potential future borrowings. The Promissory Notes had a combined initial aggregate principal amount of $95.2 million and provided for additional borrowings during the term of the Promissory Notes for additional amounts not to exceed approximately $52.5 million in the aggregate (approximately $147.7 million including the initial aggregate principal amount). Interest accrued on the unpaid principal balance of the Promissory Notes at a rate per annum equal to 3%; provided that, with respect to any day during the period from the date of the Promissory Notes through December 31, 2019, interest was calculated assuming that the unpaid principal balance of the Promissory Notes on such day is the unpaid principal amount of the notes on the last calendar day of the quarter in which such day occurs. Interest was payable upon the maturity date of the notes. Each of the Promissory Notes had an initial maturity date of March 30, 2020, and was extended through March 30, 2021 by amendments entered into effective as of March 30, 2020.

On February 8, 2021, the Company received $120.6 million from Appgate. Approximately $117.1 million and $1.1 million were designated as repayment of the full balance of the $154.3 million outstanding principal and accrued interest, respectively, on the Promissory Notes at that time. On the same date, the Company issued a payoff letter to Appgate extinguishing the remaining unpaid balance of the Promissory Notes. The remainder of the payment was designated as settlement of trade balances with Appgate and its subsidiaries and other amounts due to / from under a Transition Services Agreement by and between Appgate and the Management Company pursuant to which the Management Company provided certain transition services to Appgate and Appgate provided certain transition services to Cyxtera. As a result, during the three months ended March 31, 2021, the Company wrote-off the ending balance in the allowance for loan losses on the Promissory Notes. No transactions related to the Promissory Notes were recorded during the three months ended September 30, 2022.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

There was no activity in allowance for loan losses on the Promissory Notes during the three and nine months ended September 30, 2022. The activity in the allowance for loan losses on the Promissory Notes during the year ended December 31, 2021 was as follows (in millions):

December 31, 2021
Beginning balance	$30.0
Provision for loan losses	—
Reversal of allowance	—
Net reversal of allowance for loan losses	—
Write offs	(30.0)
Ending balance	$—

•Sponsor’s investment in the First Lien Term Facility

At September 30, 2021, until the date of the Business Combination, some of the controlled affiliates of BC Partners, the largest equity owner of SIS, held investments in the Company’s 2017 First Lien Term Facility and 2019 First Lien Term Facility. The total investment represented less than 5% of the Company’s total outstanding debt. As of September 30, 2022 and December 31, 2021, the controlled affiliates of BC Partners no longer held investments in the Company’s 2017 First Lien Term Facility and 2019 First Lien Term Facility.

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

•Relationships with certain members of the Company’s board of directors

The chairman of the board of directors is one of the founders and the chairman of Emerge Americas, LLC, which operates a technology conference in Miami, Florida. As of September 30, 2022 and December 31, 2021, the Company did not owe any significant amounts to Emerge Americas, LLC.

Since 2019 until the date of the Business Combination, one of the directors of the Company was also a member of the board of directors of Pico Quantitative Trading, LLC (“Pico”). Pico offers a comprehensive range of network products to meet the full spectrum of electronic trading requirements. As of September 30, 2022 and December 31, 2021, Pico is no longer a related party of the Company.

Two directors of the Company are also members of the board of directors of Presidio Holdings (“Presidio”), a provider of digital transformation solutions built on agile secure infrastructure deployed in a multi-cloud world with business analytics. During the three and nine months ended September 30, 2022 the Company paid $0.1 million and $0.2 million, respectively, to Presidio for services (no amounts were paid in 2021). As of September 30, 2022 and December 31, 2021, the Company did not owe any amounts to Presidio. Presidio is also a

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

customer and referral partner of the Company. During each of the three months ended September 30, 2022 and 2021, the Company billed and collected from Presidio a total of $0.1 million. During each of the nine months ended September 30, 2022 and 2021, the Company billed from Presidio a total of $0.3 million and $0.1 million, respectively. During each of the nine months ended September 30, 2022 and 2021, the Company collected a total of $0.3 million and $0.2 million, respectively.

One of the directors of the Company is also a member of the board of directors of Altice USA, Inc. (“Altice”), a vendor and a customer of the Company. The amount paid and due to Altice for the three and nine months ended September 30, 2022 and 2021, was inconsequential. The amounts billed and collected from Altice for the three and nine months ended September 30, 2022 were $0.1 million and $0.3 million, respectively. The amounts billed and collected from Altice for the three and nine months ended September 30, 2021 were $0.1 million and $0.2 million, respectively.

One of the directors of the Company is also a member of the board of directors of Navex Global, Inc. (“Navex”), a vendor and customer of the Company. The amount paid and due to Navex for the three and nine months ended September 30, 2022 and 2021, was inconsequential. The amounts billed and collected from Navex for the three months ended September 30, 2022 and 2021, was inconsequential. The amounts billed and collected from Navex for the nine months ended September 30, 2022 were $0.1 million (amount billed and collected during the nine months September 30, 2021 was inconsequential).

Related party transactions and balances

The following table summarizes the Company’s transactions with related parties for each of the three and nine months ended September 30, 2022, and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues (1)	$0.3	$0.2	$0.9	$0.8
Selling, general and administrative expenses (2)	0.1	—	0.3	(0.1)
Other income, net (3)	—	—	—	0.1

(1) Revenues for the three and nine months ended September 30, 2022 and 2021 include amounts recognized from contracts with Appgate, Altice, Navex, and Presidio. Appgate is an affiliate of the Company and a direct subsidiary of SIS.
(2) Selling, general and administrative expenses include amounts incurred from contracts with Appgate an Presidio.
(3) Includes net income recognized under the Transition Services Agreement for the three and nine months ended September 30, 2021.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2022 and December 31, 2021, the Company had the following balances arising from transactions with related parties (in millions):

	September 30, 2022	December 31, 2021
Accounts receivable (1)	$0.1	$0.1
Accounts payable (2)	—	0.6
(1)Accounts receivable at September 30, 2022 and December 31, 2021, include trade receivables due from Appgate.
(2)Accounts payable at September 30, 2022 and December 31, 2021, include amounts due to trade payables due to Appgate.

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

Recent Developments

Real Estate Investment Trust Conversion

On September 13, 2022, our board of directors unanimously approved Cyxtera’s conversion to a real estate investment trust (“REIT”) under the US Internal Revenue Code of 1986, as amended with a target to complete the conversion by January 1, 2023. Cyxtera has determined that it is advisable to effectuate certain restructuring transactions in connection with completing the REIT conversion, including (a) reincorporation under the laws of the State of Maryland; (b) the adoption of a new charter, including provisions to establish REIT-related ownership restrictions; and (c) separating a portion of the business into taxable REIT subsidiaries. Cyxtera’s planned timeframe for REIT conversion is affected by a number of factors, including the timing to complete the related restructuring transactions; obtaining shareholder approval for the Maryland reincorporation; and preparing and publishing any filings required under applicable securities laws in connection with any of the foregoing (including the satisfactory completion of any required regulatory reviews).

Factors Affecting Cyxtera’s Business

Impact of COVID-19 and the Russia-Ukraine conflict

Although there has been an increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions, infection rates and regulations continue to fluctuate in various regions as new variants arise and there are ongoing global impacts resulting from the pandemic, including (1) COVID-19 lockdowns in China and (2) challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply, all of which could be inflated due to the conflict between Russia and Ukraine. Ultimately, we cannot predict the duration of the COVID-19 pandemic or the conflict.

Key Operational and Business Metrics

In addition to the Company’s financial results determined in accordance with US GAAP, our management uses the following key operational and business metrics to manage its data center business and to assess the results of operations:

•recurring and non-recurring revenues;
•bookings; and
•churn.

These metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our operations and growth initiatives. The following table presents our recurring and nonrecurring revenues from the Company’s unaudited condensed consolidated financial statements and certain operating metrics for each of the periods indicated, which have been derived from the Company’s internal records. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Recurring revenue	$178.1	$169.3	$526.0	$501.2
Non-recurring revenues	8.5	7.8	27.0	24.1
Total	$186.6	$177.1	$553.0	$525.3

Bookings	$2.8	$1.8	$7.4	$6.9
Churn	$1.6	$1.1	$4.4	$4.3

We define these metrics as follows:

Revenues: We disaggregate revenue from contracts with customers into recurring revenues and non-recurring revenues. We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees, which include fees for the licensing of space and power and interconnection service fees. We consider our colocation service offerings recurring because customers are generally committed to such services under long term contracts, typically three years in length. Our interconnection services are typically on month-to-month contracts but are considered recurring because customers’ use of interconnection services generally remains stable over time. This is because interconnection services facilitate a customer’s full use of the colocation environment or support the business function housed within the customer’s colocation environment by establishing connections between colocation customers within our data center facilities and their preferred network service providers, low latency public cloud on-ramps and a wide range of technology and network service providers and business partners. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably over the term of the contract. Our management reviews monthly recurring revenue by reference to the metric of “MRR,” which is calculated as of the last day of a given month and represents the sum of all service charges for recurring services provided during such month. Our MRR was $55.8 million and $53.5 million as of September 30, 2022 and 2021, respectively. Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term in accordance with ASC Topic 606 as discussed in Note

6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Bookings was calculated for each period presented (i.e., the three and nine months ended September 30, 2022 and 2021) and represents the new monthly recurring service fees – based on the service fees for one month of services – attributable to new service contracts and additional services committed under existing service contracts during the period presented.
During the three months ended September 30, 2022 and 2021, the total amount of new monthly recurring service fees for colocation and interconnection services committed under service contracts (i.e., Bookings) totaled $2.8 million and $1.8 million, respectively. During the nine months ended September 30, 2022 and 2021, the total amount of new monthly recurring service fees for colocation and interconnection services committed under service contracts (i.e., Bookings) totaled $7.4 million and $6.9 million, respectively.

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

As presented in the table above, Churn was calculated for each period presented (i.e., the three and nine months ended September 30, 2022 and 2021) and represents the sum of the total amount of MRR for which a service contract was terminated or reduced during the period presented.

During the three months ended September 30, 2022 and 2021, the total amount of MRR for which a service contract was terminated or reduced (i.e., Churn) totaled $1.6 million and $1.1 million, respectively. During the nine months ended September 30, 2022 and 2021, the total amount of MRR for which a service contract was terminated or reduced (i.e., Churn) totaled $4.4 million and $4.3 million, respectively.

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

Our non-recurring revenues are primarily composed of installation services related to a customer’s initial deployment, and professional services we perform. Non-recurring installation fees, although generally invoiced in a lump sum upon installation, are deferred and recognized ratably over the contract term. Professional service fees are also generally invoiced in a lump sum upon service delivery and are recognized in the period when the services are provided. As a percentage of total revenues, we expect non-recurring revenues to represent less than 5% of total revenues for the foreseeable future.

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

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for our sales and marketing, executive, finance, human resources, legal and IT functions and administrative personnel, third-party professional services fees, insurance premiums and administrative-related rent expense. We also incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as expenses for general and director and officer insurance, investor relations and professional services.

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

Transaction-related costs. Transaction-related costs is comprised of a one-time transaction bonus paid to current and former employees and directors of Legacy Cyxtera following the consummation of the Business Combination (the “Transaction Bonus”). The Transaction Bonus was funded in full by a capital contribution from SIS, the sole stockholder of Cyxtera prior to the consummation of the Business Combination.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021. The following table presents our unaudited condensed consolidated results of operations:

	Three Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Revenues	$186.6	$177.1	$9.5	5%
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization	100.3	93.5	6.8	7%
Selling, general and administrative expenses	37.9	29.2	8.7	30%
Depreciation and amortization	60.0	59.4	0.6	1%
Restructuring, impairment, site closures and related costs	1.3	1.4	(0.1)	nm
Transaction-related costs	—	5.2	(5.2)	(100)%
Total operating costs and expenses	199.5	188.7	10.8	6%
Loss from operations	(12.9)	(11.6)	(1.3)	11%
Interest expense, net	(41.1)	(43.1)	2.0	(5)%
Other expenses, net	(2.4)	(0.4)	(2.0)	500%
Change of fair value of warrant liabilities	—	(2.7)	2.7	(100)%
Loss from continuing operations before income taxes	(56.4)	(57.8)	1.4	(2)%
Income tax benefit	0.5	11.1	(10.6)	(95)%
Net loss	$(55.9)	$(46.7)	$(9.2)	20%

nm = not meaningful

Revenues

Revenues increased by $9.5 million, or 5%, for the three months ended September 30, 2022 compared to the same period in the prior year. The increase in revenue is attributable to an increase in recurring revenues due to a net increase in customer activation of services and an increase of $3.2 million in variable recurring revenue compared to the same period in the prior year. Interconnection revenue increased by $2.4 million compared to the same period in the prior year, as a result of rate increases in the quarter.

Operating Costs and Expenses

Cost of Revenues, excluding Depreciation and Amortization

Cost of revenues, excluding depreciation and amortization increased by $6.8 million, or 7%, for the three months ended September 30, 2022 compared to the same period in the prior year. This increase in cost of revenues was primarily attributable to the rising cost of power, causing utilities expenses to increase by $7.6 million during the three months ended September 30, 2022 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.7 million, or 30%, for the three months ended September 30, 2022 compared to the same period in the prior year. Personnel and related expenses increased by $5.6 million due to an increase in employee headcount, merit increases, and increases in stock-based compensation driven by equity awards, which represented $4.1 million of the increase of payroll and related expenses. Professional services and insurance expenses increased by $2.6 million as a result of the additional costs associated with being a public company compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization increased by $0.6 million, for the three months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily attributable to higher depreciation of leasehold improvements and higher finance lease asset amortization from new finance leases that commenced in the latter half of 2021 and early 2022.

Restructuring, Impairment, Site Closures and Related Costs

Restructuring, impairment, site closures and related costs were $1.3 million, for the three months ended September 30, 2022. In June 2021, the Company ceased use of the Moses Lake property and wrote off the remaining lease obligation of $58.5 million. During the three months ended September 30, 2022, the Company recognized $1.3 million of restructuring costs in connection with the Addison and Moses Lake exits. As a result of adopting Topic 842 on January 1, 2022, the Company reclassified $53.0 million of restructuring liability reserve to the ROU asset. As a result of the reclassification, restructuring cost represents the accretion expense decreased by $0.1 million for the three months ended September 30, 2022.

Transaction-related costs

Transaction-related costs were $5.2 million for the three months ended September 30, 2021 (no such costs incurred in the same period of the current year). These transaction-related costs consist of the Transaction Bonus which was paid in relation to the consummation of the Business Combination.

Interest Expense, Net

Interest expense, net decreased by $2.0 million, or 5%, for the three months ended September 30, 2022 compared to the same period in the prior year. We incurred less interest expense period over period as a result of the payoff of the 2017 Second Lien Term Facility and the pay down of the Revolving Facility and 2021 Revolving Facility in July and August 2021 following the consummation of the Business Combination.

Other Expenses, Net

Other expenses, net, increased by $2.0 million, for the three months ended September 30, 2022 compared to the same period in the prior year. The increase in other expenses, net, was driven by higher unrealized losses due to foreign currency fluctuations for the three months ended September 30, 2022.

Income Tax Benefit

The income tax (benefit) for the three months ended September 30, 2022 and 2021, was $(0.5) million and $(11.1) million, respectively. The effective tax rate was different than the amount expected at the statutory federal income tax rate for the three months ended September 30, 2022 as a result of additional state income tax benefits, an increase in the valuation allowance recorded on certain deferred tax assets that management believes are not more likely than not to be fully realized in future periods, certain nondeductible remuneration to covered employees under Internal Revenue Code section 162(m), nondeductible equity-based compensation, and the change in fair value of the warrant liabilities. The effective tax rate was different than the amount expected at the statutory federal income tax rate for the three months ended September 30, 2021 as a result of additional state income tax benefit offset by valuation allowances recorded on certain deferred tax assets in the U.S. and foreign jurisdictions, non-deductible equity compensation and nondeductible remeasurement of the warrant liabilities.

Nine Months Ended September 30, 2022 and 2021. The following table presents our unaudited condensed consolidated results of operations:

	Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Revenues	$553.0	$525.3	$27.7	5%
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization	296.7	287.4	9.3	3%
Selling, general and administrative expenses	103.8	79.7	24.1	30%
Depreciation and amortization	183.1	180.6	2.5	1%
Restructuring, impairment, site closures and related costs	3.9	68.4	(64.5)	(94)%
Transaction-related costs	—	5.2	(5.2)	(100)%
Total operating costs and expenses	587.5	621.3	(33.8)	(5)%
Loss from operations	(34.5)	(96.0)	61.5	(64)%
Interest expense, net	(118.6)	(129.3)	10.7	(8)%
Other expenses, net	(2.0)	(1.2)	(0.8)	67%
Change of fair value of warrant liabilities	11.8	(2.7)	14.5	(537)%
Loss from continuing operations before income taxes	(143.3)	(229.2)	85.9	(37)%
Income tax (expense) benefit	(1.6)	36.9	(38.5)	(104)%
Net loss	$(144.9)	$(192.3)	$47.4	(25)%

Revenues

Revenues increased by $27.7 million, or 5%, for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase in revenue is attributable to an increase in recurring revenues due to a net increase in customer activation of services and an increase of $7.7 million variable recurring revenue compared to the same period in the prior year.

Operating Costs and Expenses

Cost of Revenues, excluding Depreciation and Amortization

Cost of revenues, excluding depreciation and amortization, increased by $9.3 million, or 3% for the nine months ended September 30, 2022 compared to the same period in the prior year. This increase in cost of revenues was primarily attributable in the cost of power, causing utilities expenses to increase by $19.1 million during the nine months ended September 30, 2022 compared to the same period in the prior year. The increase of expenses were offset by our exit from the Moses Lake property, completed in the second quarter of 2021, which resulted in a reduction in rent expense of $3.2 million in 2022 compared to the same period in the prior year. Customer installation and security costs decreased by $6.7 million in the nine months ended September 30, 2022 driven by cost management efforts.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $24.1 million, or 30%, for the nine months ended September 30, 2022 compared to the same period in the prior year. Personnel and related expenses increased by $14.8 million due to an increase in employee headcount and increases in stock-based compensation driven by equity awards granted in the latter half of 2021, which represented $9.9 million of the increase of payroll and related expenses. Professional services and insurance expenses increased by $8.9 million as a result of the additional costs associated with being a public company compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization increased by $2.5 million, or 1%, for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily attributable to higher depreciation of leasehold improvements and higher finance lease asset amortization from new finance leases that commenced in the latter half of 2021 and early 2022.

Restructuring, Impairment, Site Closures and Related Costs

Restructuring, impairment, site closures and related costs decreased by $64.5 million, for the nine months ended September 30, 2022 compared to the same period in the prior year. In the nine months ended September 30, 2021, we exited the Addison office space and incurred $7.9 million in exit expenses. In June 2021, the Company ceased use of the Moses Lake property and wrote off the remaining lease obligation of $58.5 million. During the nine months ended September 30, 2022, the Company recognized $3.9 million of restructuring costs in connection with the Addison and Moses Lake exits.

Transaction-related costs

Transaction-related costs were $5.2 million for the nine months ended September 30, 2021 (and no such costs were incurred in the same period of the current year).

Interest Expense, Net

Interest expense, net, decreased by $10.7 million, or 8%, for the nine months ended September 30, 2022 compared to the same period in the prior year. We incurred less interest expense period over period as a result of the payoff of the 2017 Second Lien Term Facility and the pay down of the Revolving Facility and 2021 Revolving Facility in July and August 2021 following the consummation of the Business Combination.

Other Expenses, Net

Other expenses, net increased by $0.8 million, or 67%, for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase in other expenses was driven by higher unrealized losses due to foreign currency fluctuations for the nine months ended September 30, 2022.

Change in Fair Value of the Warrant Liabilities

For the nine months ended September 30, 2022, we recorded a gain of $11.8 million on our unaudited condensed consolidated statements of operations in connection with the change of the fair value of the warrant liabilities. In December 2021, the Company announced that it would redeem all of the Public Warrants and Private Placement Warrants that remained outstanding as of the Redemption Time. Pursuant to the terms of the Warrant Agreement, prior to the Redemption Time, the warrant holders were permitted to exercise their warrants either (a) on a cash basis by paying the exercise price of $11.50 per warrant in cash or (b) on a “cashless basis,” in which case the holder would receive 0.265 shares of the Company’s Class A common stock per warrant. On January 26, 2022, the

Company announced the completion of the redemption. Of the 11,620,383 Public Warrants that were outstanding as of the time of the Business Combination, 134,443 were exercised for cash at an exercise price of $11.50 per share of Class A common stock and 10,115,180 were exercised on a cashless basis in exchange for an aggregate of 2,680,285 shares of Class A common stock, in each case in accordance with the terms of the Warrant Agreement, representing approximately 88% of the Public Warrants. In addition, of the 8,576,940 Private Placement Warrants that were outstanding as of the date of the Business Combination, 8,576,940 were exercised on a cashless basis in exchange for an aggregate of 2,272,884 shares of Class A common stock, in accordance with the terms of the Warrant Agreement, representing 100% of the Private Placement Warrants. Total cash proceeds generated from exercises of the warrants were $1.5 million. As of January 25, 2022, the Company had no warrants outstanding. The Company recorded a decrease in the warrant liability of $64.7 million and increase to additional paid in capital of $54.2 million in connection with the warrants that were exercised.

Income Tax Expense and (Benefit)

The income tax expense and (benefit) for the nine months ended September 30, 2022 and 2021, was $1.6 million and $(36.9) million, respectively. The income tax expense on the pre-tax loss for the nine months ended September 30, 2022 was primarily attributable to incremental valuation allowance recorded due to continued losses in the U.S. and other loss jurisdictions, tax expense recorded in foreign jurisdictions where income is generated, certain permanent book to tax differences, as well as an effective settlement with the tax authorities. The effective tax rate was different than the amount expected at the statutory federal income tax rate for the nine months ended September 30, 2022 as a result of additional state income tax benefits, an increase in the valuation allowance recorded on certain deferred tax assets that management believes are not more likely than not to be fully realized in future periods, certain nondeductible remuneration to covered employees under Internal Revenue Code section 162(m), nondeductible equity-based compensation, the change in fair value of the warrant liabilities, miscellaneous transfer pricing true-ups for final statutory and/or tax returns in certain foreign jurisdictions, and the recognition of a tax expense related to an effective settlement of the Company’s tax examination by the Internal Revenue Service for the 2017 tax year. The income tax (benefit) on the pre-tax loss for the nine months ended September 30, 2021 was different than the amount expected at the statutory federal income tax rate as a result of additional state income tax benefits, which were partially offset by valuation allowances recorded on certain deferred tax assets in the U.S. and foreign jurisdictions, non-deductible equity compensation, nondeductible remeasurement of the warrant liabilities and the remeasurement of the Company’s net deferred tax assets in the U.K. due to a recently enacted tax rate change.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash of $86.2 million and $52.4 million, respectively, and had $73.1 million and $88.8 million, respectively, of our revolving credit facilities available. Historically, customer collections are our primary source of cash. We believe that our existing cash and cash equivalents, the cash generated from operations and the borrowing capacity under our revolving credit facilities will be sufficient to fund our operating activities for at least the next 12 months and the long-term foreseeable future. We have a revolving facility of $120.1 million ($42.0 million drawn as of September 30, 2022) and long-term debt of $869.0 million that matures in November 2023 and May 2024, respectively. We intend to continue to make significant investments to support our business growth, which may include pursuing additional expansion opportunities. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our shareholders. The occurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. If current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, and we may be unable to secure additional financing, or any such additional financing may only be available to us on unfavorable terms, all of which could have a material adverse effect on our liquidity. Additionally, an inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Debt

As of September 30, 2022, we had $1,127.3 million in finance lease obligations and $906.2 million in long-term debt outstanding under our Senior Secured Credit Facilities. As of December 31, 2021, we had $976.3 million in finance lease obligations and $908.3 million in long-term debt outstanding under our Senior Secured Credit Facilities. Following receipt of $75.0 million in connection with the exercise of the optional shares purchase options, we repaid the entire balance owed under the Revolving Facility and the 2021 Revolving Facility of $40.0 million. The Revolving Facility matured in May 2022 and was not renewed. Subsequent to paying down of the Revolving Facility and the 2021 Revolving Facility, the Company drew down $42.0 million from the 2021 Revolving Facility.

Cash Flow

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$74.0	$0.8
Net cash (used in) provided by investing activities	(100.4)	73.0
Net cash provided by (used in) financing activities	61.1	(125.2)

Operating Activities

Cash provided by our operations is generated by colocation service fees, which includes fees for the licensing of space, power and interconnection services.

During the nine months ended September 30, 2022, operating activities provided $74.0 million of net cash as compared to $0.8 million during the same period in the prior year. On February 19, 2021, we repaid $22.7 million of fees related to the Structuring Fee, Service Provider Fee and other Sponsor related expenses that were owed under the Services Agreement as described in Note 18 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Furthermore, there was no such payment that occurred during the nine months ended September 30, 2022. On August 31, 2022, we entered into an Accounts Receivable Sales Program, as described in Note 7 of our unaudited condensed consolidated financial statements, under which we sold $37.5 million of our accounts receivable in exchange for cash. Furthermore, there was no Accounts Receivable Sales Program in place for the same period of the prior year. The remaining change was to other changes in working capital.

Investing Activities

Our investing activities are primarily focused on capital expenditures due to expansion activities and overall modernization of our data centers.

During the nine months ended September 30, 2022, investing activities used $100.4 million of net cash as compared to net cash provided by $73.0 million during the same period in the prior year. The decrease in net cash provided by investing activities during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to the one-time payment of $117.1 million received from Appgate in February 2021 in settlement of the Promissory Notes offset by $44.1 million in additional cash used for the purchase of property and equipment during the nine months ended September 30, 2022.

Financing Activities

Our cash flow from financing activities is centered around the use of our credit facilities and lease financings.
During the nine months ended September 30, 2022, financing activities provided for use of $61.1 million of net cash as compared to net cash used of $125.2 million for the same period in the prior year. The decrease in net cash used from financing activities during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to the receipt of $75.0 million in proceeds during the period due to the exercise of the optional share purchase options. These cash inflows were partially offset by the paydown of $40.0 million on the Revolving Facility and the 2021 Revolving Facility and a paydown of $6.9 million in principal of the First Lien Term Facility. Since the paydown of the revolving facilities, we re-borrowed $42.0 million from the 2021 Revolving Facility. Repayments on finance leases were lower in the nine months ended September 30, 2022, compared to the same period in the prior year by $12.1 million, which was a result of finance leases that were modified to extend the lease terms. In the current period, we additionally received $26.7 million in proceeds from an equipment sale-leaseback transaction, compared to $2.9 million in the same period in the prior year. For the nine months ended September 30, 2021, we paid a one-time capital redemption payment of $97.9 million when we redeemed, cancelled and retired 9,645,455 shares of the Class A Common Stock of Legacy Cyxtera held by SIS in exchange for such payment by Legacy Cyxtera to SIS.

Contractual Obligations and Commitments

Material Cash Commitments

As of September 30, 2022, our principal commitments were primarily comprised of:

•approximately $906.2 million of principal from the 2017 and 2019 First Lien Term Facility and balance on the 2021 Revolving Facility (net of debt issuance cost and debt discount);
•approximately $1,434.6 million of total lease payments, net interest expense, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised; and
•approximately $1.7 million of other non-capital purchase commitments related to IT licenses, utilities and our colocation operations. These commitments to purchase IT contractually bind us for goods, services or arrangements to be delivered or provided during 2022 and beyond.

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

Other Contractual Obligations

Additionally, we have entered into lease agreements with various landlords primarily for data center spaces which have not yet commenced as of September 30, 2022. For additional information, see “Maturities of Lease Liabilities” in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We have also entered into an agreement for power redundancy supply at a facility in Massachusetts, which has not yet commenced as of September 30, 2022. For additional information, see “Lease Commitments” in Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance-Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Leases

A significant portion of our data center spaces, office spaces and equipment are leased. Each time we enter into a new lease or lease amendments, we analyze each lease or lease amendment for the proper accounting, including determining if the arrangement is or contains a lease at inception and making assessment of the leased properties to determine if they are operating or finance leases. Determination of accounting treatment, including the result of the lease classification test for each new lease or lease amendment, is dependent on a variety of judgements, such as identification of lease and non-lease components, determination of lease term, including assessing the likelihood of lease renewals, valuation of leased property and establishing the incremental borrowing rate to calculate the present value of the minimum lease payment for the lease test. As our lessee leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate estimated based on information available at the commencement date in determining the present value of lease payments under each finance lease When determining the incremental borrowing rate, we utilize a market-based approach, which requires significant judgment. Therefore, we utilize different data sets to estimate IBRs via an analysis of (i) yields on our outstanding public debt (ii) yields on comparable credit rating composite curves and (iii) yields on comparable market curves.

Warrant Liabilities

In January 2022, the Company completed the redemption of the Public Warrants and Private Placement Warrants. As a result, the Company derecognized the $64.7 million of the warrant liabilities and recognized a gain of $11.8 million. See Note 12 in the unaudited condensed consolidated financial statements for additional information regarding the warrants redeemed. As a result of the redemption, we do not believe warrant liabilities is a critical accounting estimate.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed so that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various litigation matters incidental to the conduct of our business. As of September 30, 2022, we were not a party to any legal proceedings the resolution of which we believe would have a material adverse effect on our consolidated business prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

As of September 30, 2022, there have been no material changes to our risk factors since our Annual Report on Form 10-K.

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

*    Filed herewith.
**    Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

CYXTERA TECHNOLOGIES, INC.

Date: November 8, 2022

/s/ Carlos Sagasta
Carlos Sagasta
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)