Form 10-K
period 2022-12-31
Cyxtera Technologies, Inc.
filed 2023-03-16
CIK 1794905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price of $11.34 per share of Class A common stock on June 30, 2022, was approximately $414,622,946.
As of March 13, 2023, there were approximately 179,683,659 shares of the registrant’s Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Cyxtera Technologies, Inc. Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the 2023 Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the 2023 Proxy Statement shall be deemed so incorporated.

PART I

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that make an investment in our shares of Class A common stock speculative or risky, any one of which could materially adversely affect our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete, and should be read together with the section titled “Risk Factors” in this Annual Report on Form 10-K (this “Annual Report”), as well as the other information in this Annual Report and the other filings that we make with the Securities and Exchange Commission (the “SEC”).

Risks Related to our Indebtedness
•If we are unable to refinance our material indebtedness with near term maturities, we could be forced to liquidate and/or file for bankruptcy, and the holders of our Class A common stock could suffer a total loss on their investment.
•Our substantial indebtedness and our current liquidity constraints could materially adversely affect our financial condition, cash flows and our ability to service our debt, which could negatively impact your ability to recover your investment in the Company’s Class A common stock.

Risks Related to Our Capital Needs and Capital Strategy
•The agreements governing our indebtedness contain covenants that may limit our flexibility to raise additional capital and take advantage of certain business opportunities advantageous to us.
•An inability to access external sources of capital on favorable terms or at all could limit our ability to execute our business and growth strategies.
•Fluctuations in foreign currency exchange rates in the markets in which we operate internationally could harm our results of operations.

Risks Related to Our Business and Operations
•Inflation in the global economy, increased interest rates and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.
•We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine.
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
•Our business could be harmed by prolonged power outages, power and fuel shortages, capacity constraints and increases in power costs.
•Our international operations expose us to regulatory, currency, legal, tax and other risks.
•If we are unable to recruit or retain key executives and qualified personnel, our business could be harmed.
•We may not be able to compete successfully against current and future competitors.
•Our operating results may fluctuate.
•We have incurred substantial losses in the past and expect to incur additional losses in the future.
•We have incurred a goodwill impairment charge.
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

Risks Related to our Proposed Real Estate Investment Trust (“REIT”) Conversion
•We may not be successful in converting to a REIT by January 1, 2024, or at all.

Risks Related to Our Class A Common Stock
•Our stock price has recently been volatile.
•Future sales, or the perception of future sales, of our Class A common stock by us or our existing securityholders in the public market could cause the market price for our Class A common stock to decline.
•Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult and/or limit attempts by our shareholders to replace or remove our current management.
•We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
•Our certificate of incorporation and our bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our shareholders, which limits our shareholders’ ability to obtain a favorable judicial forum for disputes with us, our directors, officers or employees.
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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These statements include statements about Cyxtera Technologies, Inc.’s (the “Company” or “Cyxtera”) plans, including the Company’s ability to refinance its material indebtedness with near term maturities, the Company’s plan to convert to a REIT and the timing of such conversion, and other statements concerning the Company’s objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events.

The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, risks related to our material indebtedness with near term maturities; our ability to refinance or renew our existing indebtedness on favorable terms or at all; our ability to access external sources of capital on favorable terms or at all, which could limit our ability to execute our business and growth strategies; our ability to maintain our credit ratings; increases in interest rates; fluctuations in energy prices; fluctuations in foreign currency exchange rates in the markets in which we operate internationally; inflation; prolonged power outages, shortages or capacity constraints; physical and electronic security breaches and cyber attacks, which could disrupt our operations; any failure of our physical infrastructure or negative impact on our ability to provide our services, or damage to customer infrastructure within our data centers; inadequate or inaccurate external and internal information, including budget and planning data, which could lead to inaccurate financial forecasts and inappropriate financial decisions; our fluctuating operating results; our government contracts, which are subject to early termination, audits, investigations, sanctions and penalties; our reliance on third parties to provide internet connectivity to our data centers; the incurrence of goodwill and other intangible asset impairment charges, such as our recent impairment of goodwill, or impairment charges to our property and equipment, which could result in a significant reduction to our earnings; the requirements of being a public company, including maintaining adequate internal controls over financial and management systems; our ability to manage our growth; volatility of the market price of our Class A common stock; future sales, or the perception of future sales, of our Class A common stock by us or our existing security holders in the public market, which could cause the market price for our Class A common stock to decline; our ability to use our United States federal and state NOLs to offset future United States federal and applicable state taxable income may be subject to certain limitations that could accelerate or permanently increase taxes owed; our ability to address the significant implementation and operational complexities required to complete a conversion to a REIT, including, without limitation, completing internal reorganization and modifying accounting and information technology systems, and receiving any necessary stockholder and other approvals; our ability to apply highly technical and complex provisions of the US Internal Revenue Code of 1986, as amended (the “Code”), to our operations; risks related to the effects of the COVID-19 pandemic on our business or future results, including supply chain disruptions; and other factors discussed in our filings with the SEC. The forward-looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and difficult to predict; investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report, whether as a result of any new information, future events or otherwise.

Item 1. Business.

History and Background

Cyxtera was incorporated in Delaware as Starboard Value Acquisition Corp. (“SVAC”) on November 14, 2019. On July 29, 2021 (the “Closing Date”), SVAC consummated the business combination pursuant to the Agreement and Plan of Merger, dated February 21, 2021 (the “Merger Agreement”), by and among SVAC, Cyxtera Technologies, Inc. (now known as Cyxtera Technologies, LLC), a Delaware corporation (“Legacy Cyxtera”), Mundo Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of SVAC (“Merger Sub 1”), Mundo Merger Sub 2, LLC (now known as Cyxtera Holdings, LLC), a Delaware limited liability company and wholly owned subsidiary of SVAC (“Merger Sub 2” and, together with Mundo Merger Sub 1, the “Merger Subs”), and Mundo Holdings, Inc. (“NewCo”), a Delaware corporation and wholly owned subsidiary of SIS Holdings LP, a Delaware limited partnership and the sole stockholder of Legacy Cyxtera (“SIS”). Pursuant to the Merger Agreement, Legacy Cyxtera was contributed to NewCo and then converted into a limited liability company and, thereafter, Merger Sub 1 was merged with and into NewCo, with NewCo surviving such merger as a wholly owned subsidiary of SVAC, and immediately following such merger and as part of the same overall transaction, NewCo was merged with and into Merger Sub 2, with Merger Sub 2 surviving such merger as a wholly owned subsidiary of SVAC (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Business Combination, SVAC changed its name to Cyxtera Technologies, Inc.

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

•Global Footprint: Over 65 facilities in 33 markets on three continents.

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

We have a large global footprint, which includes key markets in North America, Europe and Asia. This scale and geographic reach enable us to deliver solutions to enterprises, service providers and government agencies in the locations where they want to be – near population centers, customers, employees and service providers – and to support their growth with deployments in multiple data centers across several markets. Our 251 MW of total power capacity and 56.6 MW of available expansion capacity is balanced across our platform, positioning us to meet the expanding requirements of our strong customer base.

The scale and density of our interconnection platform strengthens our customer value proposition. Our interconnection platform includes more than 307 individual network service providers, with an average of 24 per site; low latency connectivity to major public cloud zones from virtually all of our data centers; and more than

40,000 cross-connects. Our interconnection solutions are the backbone of a global platform of data centers that operate as an ecosystem where our customers can easily connect to other enterprises and business partners, including a wide range of network service providers, public cloud service providers and “as a Service” providers. Utilizing innovative, software-defined and API-driven solutions, we make all of these products easier to consume, allowing customers to deploy, access and manage their IT infrastructure solutions with the click of a button.

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

Colocation: We offer retail colocation services in 65 high-quality, highly connected data centers in 33 markets on three continents. Our colocation services provide customers space and power in our reliable, redundant and secure data centers to host their critical applications and workloads in an integrated ecosystem. Colocation space and power services are offered under fixed duration contracts (typically three years) and billed on a monthly basis generating monthly recurring revenue.

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

Bare Metal: Cyxtera Enterprise Bare Metal is an on-demand IT infrastructure solution that allows customers to consume our data center services in a cloud-like fashion by enabling customers to purchase compute solutions “as a Service.” Our fully automated provisioning platform enables customers to seamlessly connect to partner services, including single-tenant, private bare metal servers from NVIDIA, Nutanix, Fujitsu, HPE and Dell. Enterprise Bare Metal offers the best of all worlds – rapid access to high-performance compute power to solve for even the most bandwidth-intensive AI and ML workloads, the ability to rapidly scale up and down in accordance with business requirements and the financial benefits associated with having a predictable monthly operating expense rather than a large, upfront capital purchase. Enterprise Bare Metal services are offered under fixed duration contracts and billed on a monthly basis generating monthly recurring revenue.

Cyxtera SmartCabs: Cyxtera SmartCabs are on-demand, dedicated colocation cabinets, complete with built-in power and integrated, configurable, core network fabric. Cyxtera SmartCabs allows customers to instantly deploy and dynamically configure their end-to-end colocation infrastructure in a cloud-like, on-demand model with direct access to a robust ecosystem of technology and service providers available across Cyxtera’s global platform. Integrated with Cyxtera’s massively scalable and highly secure network fabric and offering access to network connectivity from Cyxtera’s on-demand Layer 3 bandwidth solution, IP Connect, Cyxtera SmartCabs enable customers to achieve rapid connectivity in an as-a-service model without requiring them to bring in additional network hardware or incur further capital expenditures to get started. Cyxtera SmartCabs is currently available in 12 markets.

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

Our Business Segment Financial Information

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

Competition

We compete with numerous providers of data center and interconnection services. Many of these companies own or operate data centers similar to ours in the same markets in which our data centers are located. Certain of our data center competitors include Digital Realty Trust, Inc. and Equinix, Inc. as well as several privately held data center services providers. We believe that we are differentiated from most competitors in the retail data center industry because we offer a true platform with the large scale and geographic reach of our data center portfolio, density of our interconnection platform – which creates an ecosystem where our customers can easily connect to other enterprises and business partners – and innovative, software-defined technologies that increase the value proposition for customers by making it easier for them to address their hybrid IT infrastructure needs. See “Risk Factors—Risks Related to Our Business and Operations—We may not be able to compete successfully against current and future competitors.”

Customers

Our customers include network service providers, cloud and IT services providers, digital media and content providers, financial services companies and global enterprises in various industries. We have more than 2,300 customers, and Lumen accounted for 10% of the total revenues as of December 31, 2022. We provide each customer access to a choice of highly customized solutions based on their scale, colocation and interconnection needs.

Intellectual Property

We rely on trademarks, domain names, patents, copyrights, trade secrets, contractual provisions and restrictions on access and use to establish and protect our proprietary rights. These include: trademark registrations and applications for “Cyxtera” and the Cyxtera logo; issued patents and pending patent applications covering various technologies related to our Cyxtera Digital Exchange offering; and various domain name registrations, including for “cyxtera.com.”

Human Capital

As of December 31, 2022, we had 755 employees worldwide, with 672 based in the United States and Canada, 61 based in Europe, and 22 based in Asia-Pacific. Of those employees, 424 were in engineering and operations, 147 were in sales and marketing, and 184 were in management, finance and administration. In addition, of the 755 employees, 752 were full-time employees.

Commitment to Diversity

We have made a commitment to diversity, equity and inclusion in the workplace, one where everyone has the opportunity to fully participate and is valued for their distinctive skills, experiences and perspectives. We make all recruiting, payment, performance and promotion decisions based on merit, without discrimination on the basis of gender, sexual orientation, age, family status, ethnic origin, nationality, disability or religious belief.

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

We make available on or through our website certain reports and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is https://www.sec.gov.

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

Risks Related to Our Indebtedness

If we are unable to refinance our material indebtedness with near term maturities, we could be forced to liquidate and/or file for bankruptcy, and the holders of our Class A common stock could suffer a total loss on their investment.

We have substantial debt with near term maturities. Specifically, our $120.1 million revolving credit facility would have matured on November 1, 2023 (the “2021 Revolving Facility”) and our term loan facilities with $869.0 million of outstanding indebtedness as of December 31, 2022 mature on May 1, 2024 (the “2017 First Lien Term Facility” and the “2019 First Lien Term Facility,” and collectively with the 2021 Revolving Facility, the “Senior Secured Credit Facilities”). On March 14, 2023, we entered into an amendment to our 2021 Revolving Facility, which, among other things, provided for an extension of the maturity date from November 1, 2023 to April 2, 2024, an approximately $18 million reduction to the borrowing capacity under such facility, a transition of the benchmark rate for such facility from LIBOR to SOFR, increases to the applicable interest rates for borrowings under such facility and certain other covenant modifications, including additional limitations on our ability to make investments and incur indebtedness. The Company is actively attempting to extend the maturity on, or refinance or repay, its revolving credit facility and long-term debt that mature in April 2024 and May 2024, respectively, to ensure it will have positive cash flow for the long-term foreseeable future. However, if the Company cannot successfully extend its revolving credit facility and long-term debt, or refinance or repay its revolving credit facility and long-term debt with proceeds from other sources, the Company will not be able to meet its financial obligations when due in April 2024 and May 2024, respectively. As a result, the Company could be forced to consider all strategic alternatives including restructuring its debt, seeking additional debt or equity capital, reducing or delaying its business activities and strategic initiatives or selling assets, other strategic transactions and/or other measures, including liquidation or filing for bankruptcy. Our ability to successfully extend, refinance or repay our long-term debt could be adversely affected by numerous factors outside of our control, including changes in the economic or business environment, financial market volatility and the performance of our business. We caution that trading in our securities is highly speculative, and the trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our Class A common stock in any bankruptcy or liquidation proceedings that we may be forced to undertake if we are unable to extend, refinance or repay our long-term debt. In the event of a bankruptcy or liquidation, the claims in respect of indebtedness rank senior to claims of an equity holder, and the holders of Class A common stock could suffer a total loss on their investment. Even if we are able to refinance our debt, the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.

Our substantial indebtedness and our current liquidity constraints could materially adversely affect our financial condition, cash flows and our ability to service our debt, which could negatively impact your ability to recover your investment in the Company’s Class A common stock.

We have a significant amount of outstanding indebtedness. As of December 31, 2022, we had $1,121.8 million and $907.0 million in finance lease obligations and long-term debt outstanding under our Senior Secured Credit Facilities, respectively. If we are unable to maintain or increase our profitability and cash flows and sustain such results in future periods, our ability to service our debt and/or comply with the financial and/or operating covenants under our Senior Secured Credit Facilities could be adversely affected. Our substantial amount of debt and related covenants and the current constraints on our liquidity could have important consequences. For example, they could:

•require us to dedicate a substantial portion of our cash flows from operations to make interest and principal payments on our debt, reducing the availability of our cash flows to fund future capital expenditures, expansion efforts, working capital and other general corporate requirements;

•increase the likelihood of negative outlook from credit rating agencies, or of a further downgrade to our current rating;

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

The occurrence of any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition, which could negatively impact your ability to recover your investment in the Company’s Class A common stock.

Our ability to meet our expenses, to remain in compliance with our covenants under our Senior Secured Credit Facilities and to make future principal and interest payments in respect of our debt depends on, among other factors, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Given current industry and economic conditions, our cash flows may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

Risks Related to Our Capital Needs and Capital Strategy

The agreements governing our indebtedness contain covenants that may limit our flexibility to raise additional capital and take advantage of certain business opportunities advantageous to us.

We may need to incur additional debt to support our growth in the future. Our substantial amount of debt and related covenants could impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired. Our Senior Secured Credit Facilities contain various covenants that limit our ability to, among other things:

•pay dividends or make other distributions to our shareholders;

•make restricted payments;

•incur liens;

•engage in transactions with affiliates;

•modify certain material contracts; and

•enter into business combinations.

On March 14, 2023, we entered into an amendment to our 2021 Revolving Facility, which, among other things, provided for an extension of the maturity date from November 1, 2023 to April 2, 2024, an approximately $18 million reduction to the borrowing capacity under such facility, a transition of the benchmark rate for such facility from LIBOR to SOFR, increases to the applicable interest rates for borrowings under such facility and certain other covenant modifications, including additional limitations on our ability to make investments and incur indebtedness. These restrictions could limit our ability to obtain future financing, make acquisitions, fund needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. At the same time, the covenants contained in our Senior Secured Credit Facilities may not provide investors with protections against transactions that they may deem undesirable. These risks could materially adversely affect our financial condition, cash flows and results of operations.

An inability to access external sources of capital on favorable terms or at all could limit our ability to execute our business and growth strategies.

We may not be able to fund future capital needs from operating cash flow, especially with respect to new data center expansions and acquisitions. Consequently, we intend to rely on third-party sources of capital to fund a substantial amount of our future capital needs. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our shareholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our leverage, our current and expected results of operations, liquidity, financial condition and the market price of our Class A common stock. There can be no assurances that we can successfully obtain third-party capital on favorable terms or at all. If we cannot obtain capital when needed, we may not be able to execute our business and growth strategies, satisfy our debt service obligations or fund our other business needs, which could have a material adverse effect on us.

Fluctuations in foreign currency exchange rates in the markets in which we operate internationally could harm our results of operations.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. A majority of revenues and costs in our international operations are denominated in foreign currencies. We are exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international operations. As was the case in 2022, our earnings before interest, depreciation, amortization and taxes could be adversely affected by declines in foreign currencies relative to the US Dollar. Declines in the US Dollar relative to foreign currencies, on the other hand, could lead to our operating costs being more than anticipated to the extent we are required to pay foreign contractors in foreign currencies.

In addition, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into US Dollars. We do not currently have any foreign exchange hedging transactions to reduce foreign currency transaction exposure. Therefore, if the US Dollar strengthens relative to the currencies of the foreign countries in which we operate, as was the case in 2022, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer US Dollars.

Risks Related to Our Business and Operations

Inflation in the global economy, increased interest rates and adverse global economic conditions, like the ones we are currently experiencing, could materially adversely affect our business and financial condition.

Inflation in the United States, Europe and other regions has risen to levels not experienced in recent decades, and it has had a material impact on our business, by, for example, materially increasing our interest rate payments on our outstanding debt and the cost of obtaining new capital. Rising prices for materials related to construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. The levels of inflation we are currently experiencing may cause a decrease in sales of our offerings should customers scale back their operations and could result in churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. Adverse global economic conditions like the ones we are currently experiencing with global inflation, the increased cost of power, and supply chain issues have created, and in the future may increase, risk to our business and financial outlook.

Our efforts to mitigate the risks associated with these adverse conditions may not be successful and our business and growth could be materially adversely affected.

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

US and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops occurred. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, and to supply chain interruptions for micro-electronics and components required in the manufacture of equipment that we and/or our customers use in the provision or use of our services. We are experiencing an increase in our costs to procure power, which has been exacerbated by the ongoing military conflict between Russia and Ukraine. In addition, the current volatility in the financial markets, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, could affect our ability to access the capital markets at a time when we desire, or need, to do so, which could have an impact on our liquidity, ability to refinance our existing debt, flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. The ongoing conflict could also compromise existing semiconductor chip production and have downstream implications for us. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Our business depends upon the demand for data centers.

We are in the business of owning, leasing and operating data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on our business and financial condition than if we had less specialized use. We are susceptible to general economic slowdowns as well as adverse developments in the data center, internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate information technology (“IT”) spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology could also reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a reduction in our revenues and/or put pressure on our pricing. If we lose a customer, we may not be able to replace that customer at a competitive rate or at all. Mergers or consolidations could reduce further the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

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

For the year ended December 31, 2022, Lumen, our largest customer, accounted for 10% of revenue. As of December 31, 2022, our top 20 and top 50 largest customers (in each case, including Lumen) accounted for 42% and 56% of recurring revenue, respectively. While our customer contracts generally include committed terms of three years with early termination charges for termination prior to the end of such committed term, there are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers could also potentially pressure us to reduce the prices we charge, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest customers terminates its relationship with us or materially reduces the services it acquires from us, such termination or reduction could negatively affect our revenues and results of operations.

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

The successful operation of our business is highly dependent on third parties and any failure of our physical infrastructure or damage to customer infrastructure within our data centers could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

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

•sabotage and vandalism; and

•civil disorder.

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

Our business could be harmed by prolonged power outages, power and fuel shortages, capacity constraints and increases in power costs.

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

Recently, the cost of electricity has generally risen due to macroeconomic natural gas supply and demand constraints, initially beginning with inadequate natural gas reserves in Europe to meet European demand in light of sanctions on Russian natural gas supply as a result of the ongoing military conflict between Russia and Ukraine. In addition, we expect the cost of utilities, specifically electricity, will generally continue to increase in the future on a cost-per-unit or fixed basis and for growth in consumption of electricity by our customers. In addition, we expect the cost of utilities, specifically electricity, will generally continue to increase in the future on a cost-per-unit or fixed basis and for growth in consumption of electricity by our customers. Furthermore, the cost of electricity is generally higher in the summer months, as compared to other times of the year. Our costs of electricity may also increase as a result of the physical effects of climate change, increased regulations driving alternative electricity generation due to environmental considerations or as a result of our election to use renewable energy sources. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows.

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

Geopolitical events, such as the ongoing military conflict between Russia and Ukraine and the ongoing COVID-19 pandemic may increase the likelihood of the risks above to occur and could have a negative effect on our business in the affected regions. In addition, compliance with international and US laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation (“GDPR”) and other data privacy laws and requirements, cybersecurity laws, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, US laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials such as the UK Bribery Act and the Singapore Prevention of Corruption Act. We have several customers in China named in restrictive executive orders. If we are required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. Violations of any of these domestic or international laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to make our offerings available in one or more countries and could also materially damage our reputation, brand, ability to attract and retain employees, business and results of operations.

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

We have incurred substantial losses in the past and expect to incur additional losses in the future.

We had a net loss of $355.1 million for the year ended December 31, 2022, and had an accumulated deficit of $1,576.5 million as of December 31, 2022. We have never been profitable and do not expect to generate positive net income until at least 2030. However, our ability to achieve profitability is dependent upon many factors, including several that may be difficult to predict and/or control, such as continued bookings growth, stable customer churn, the ability to continue to apply contractual price escalators under our customer contracts, stability in energy pricing, management of personnel costs and stability in interest rates. We cannot provide any assurances that we will become profitable within this timeframe or at all.

We have incurred a goodwill impairment charge, and in the future could incur additional impairment charges, which could harm our profitability.

We have significant amounts of long-lived assets, goodwill and intangible assets. As of December 31, 2022, we had $1.0 billion of goodwill and identifiable intangible assets. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair market values. Declines in the profitability of the Company, due to economic or market conditions or otherwise, as well as adverse changes in financial, competitive and other conditions, could adversely affect the values of our reporting units, resulting in an impairment of goodwill or intangible assets. In addition, adverse changes to the key valuation assumptions contributing to the fair value of our reporting units could result in an impairment of goodwill or intangible assets. In the fourth quarter of 2022, we recorded $153.6 million of goodwill and intangible asset impairment. For additional details, see Note 2—Summary Significant Accounting Policies in the notes to the audited consolidated financial statements for the year ended December 31, 2022, which is included in this Annual Report. Based on future economic and capital market conditions, as well as the operating performance of our reporting units, future impairment charges could be incurred, which could adversely affect our financial condition and operating results.

We lease space in several locations under long-term non-cancellable lease agreements and the non-renewal or loss of such leases, or the continuing obligations under such leases in the event of a loss of customers or customer revenues, could have a material adverse effect on us.

We lease the space that houses our data centers in all but two of our locations. Our data center leases are typically long-term, non-cancellable leases. As of December 31, 2022, our data center leases have remaining lease terms of 1 year to 32 years. As of December 31, 2022, five of our leased facilities had a lease term expiring in less than five years, and an additional three leased facilities had lease terms expiring in less than 10 years.

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

We derive revenue from contracts with state and local governments and subcontracts with government contractors that provide services to the US federal government and state and local governments. Some of these customers may be entitled to terminate all or part of their contracts at any time, without cause. These contracts are subject, directly or indirectly, to approval of appropriations to fund by lawmakers who may reduce or eliminate such appropriations.

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

We may make acquisitions in the future. Such acquisitions may include, without limitation, acquisitions of individual facilities in new geographic markets as well as acquisitions of individual facilities or larger platforms that would enhance our customer and service provider ecosystem. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of cash), incurring additional debt (which may increase interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute existing shareholders). We have a limited history of acquisitions, and there can be no assurance that we will be able to effectively and successfully complete acquisitions in the future. Acquisitions expose us to many potential risks, including risks relating to disruption of our business; diversion of management attention; our ability to properly identify and value suitable acquisition targets; our ability to identify and plan for all material risks and potential liabilities of any particular acquisition target; our ability to complete acquisitions for which we enter into a definitive acquisition agreement; litigation related to any potential acquisition; our ability to integrate the acquired business in a timely and efficient manner that does not disrupt the acquired business or our remaining business; and continuity of the acquired business and our key customer, landlord and/or supplier relationships. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows. If an acquisition does not proceed or is materially delayed for any reason, the price of our Class A common stock may be adversely impacted, and we may not recognize the anticipated benefits of the acquisition.

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

We are committed to protecting against such threats. We expend financial resources to protect against physical and electronic breaches, and may be required to further expend financial resources to alleviate problems caused by such breaches. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our expenditures and protection efforts, we may not be able to promptly detect that a breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of regulatory penalties, loss of existing or potential future customers, damage relating to loss of proprietary information, harm to our reputation, increases in our security costs and lawsuits, which could have a material adverse effect on our financial performance and operating results. Any breaches could also delay or prevent us from maintaining security certifications that our customers rely on such as SOC-1, SOC-2 and ISO 27001. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses. In the event of a cybersecurity incident resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Furthermore, if a high-profile security breach or cyberattack occurs with respect to another provider of mission-critical data center facilities, our customers and potential customers may lose trust in the security of these business models generally, which could harm our reputation and brand image as well as our ability to retain existing customers or attract new ones. In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.

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

We purchase significant amounts of electricity from generating facilities and utility companies that are subject to environmental laws, regulations and permit requirements. Changes in laws and regulations, including those promulgated by the US Environmental Protection Agency which could limit air emissions from coal-fired power plants, restrict discharges of cooling water and otherwise impose new operational restraints on conventional power plants that could increase costs of electricity may be passed on to consumers, including us. Regulatory programs intended to promote increased generation of electricity from renewable sources may also increase our costs of procuring electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to state and federal regulations governing air pollutants, which could limit the operation or preventative maintenance testing of those generators or require the installation of new pollution control technologies. Noncompliance with such laws, including as a result of unexpected events, equipment malfunctions or human error, could result in substantial administrative, civil and criminal penalties and injunctive obligations, and lead to additional capital requirements, limitations upon our operations and unexpected increased costs.

Additionally, at the international level, in December 2015, the United States and a coalition of international partners adopted the Paris Agreement at the United Nations Framework Convention on Climate Change (the “Paris Agreement”), which calls on the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. In 2021, the Biden administration announced a new Nationally Determined Contribution to the Paris Agreement which contained a new greenhouse gas (“GHG”) target for the United States calling on it to reduce net GHG emissions by 50%-52% below 2005 levels by 2030. Other countries have announced targeted reductions as well. Carbon pricing initiatives have been implemented or are under consideration in countries around the world, the largest being the European Union Emissions Trading Scheme covering all EU countries plus some others. The course of future legislation and regulation in the United States and abroad remains difficult to predict and the potential increased costs associated with GHG regulation or taxes cannot be estimated at this time.

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

We face pressures from our customers, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. To address these concerns, we pursue opportunities to improve energy efficiency and implement energy-saving retrofits. It is possible, however, that our customers and investors might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our customers’ or shareholders’ expectations, our business and/or share price could be harmed.

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

The growing integration of ESG factors in making investment decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community. While we have enacted various policies and practices to address ESG matters, we do not currently report on our ESG policies and practices to the same degree as some of our competitors. As a result, we may not be adequately recognized for our current ESG efforts and there may be a perception held by the general public, our governmental partners, vendors, suppliers, other stakeholders or the communities in which we do business that our policies and procedures are insufficient.

We expect to continue to evolve and expand our ESG reporting in the future. However, by electing to set and publicly share these ESG standards, we may also face increased scrutiny related to our ESG activities. As a result, our reputation could be harmed if we fail to act responsibly in the areas in which we choose to report. Any harm to our reputation resulting from setting these standards or our failure or perceived failure to meet such standards could impact employee retention; the willingness of our governmental partners, vendors and suppliers to do business with us; investors’ willingness or ability to purchase or hold our securities; or our ability to access capital, any of which could adversely affect our business, financial performance and growth.

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

We were previously not subject to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Legacy Cyxtera as a privately held company. Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2022, in compliance with Section 404(a) of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. If, however, in the future, our internal controls over financial reporting are found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

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

We are subject to tax laws in the United States and each other jurisdiction where we do business, including Australia, Canada, Germany, Hong Kong, Japan, the Netherlands, Singapore and the United Kingdom, where a number of our subsidiaries are organized. Changes in tax laws or their interpretation could decrease the amount of revenues we receive, the value of any tax loss carry-forwards and tax credits recorded on our balance sheet and the amount of our cash flow, and adversely affect our business, financial condition or results of operations. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our future effective tax rate.

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

As of December 31, 2022, we had gross NOLs of $300.8 million for U.S. federal income tax purposes, $440.9 million for state and local income tax purposes, and $20.4 million for foreign income tax purposes. Subject to expiration or other uses or limitations, these NOLs may be available to offset our future US taxable income, if any. However, as of the date hereof, we have not had any history of prior positive earnings. Further, certain of these NOLs, which are available and could potentially be utilized to offset tax that would otherwise be owed in respect of prior taxable corporate actions (including any incremental tax that might otherwise be owed as a result of an audit adjustment), if any, will begin to expire at various dates through 2042. In addition, under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to utilize its pre-change NOLs to offset future taxable income is limited. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. Future regulatory changes could also limit our ability to utilize our NOLs. In addition, utilization of NOLs in the United States generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year determined without regard to the NOL deduction. To the extent our NOLs expire, are utilized to offset tax that would otherwise be owed as a result of prior corporate actions, are restricted or are otherwise not available to offset future taxable income with NOLs, our cash flows and results of operations may be adversely affected. For purposes of the foregoing, references to us shall include references to us and our subsidiaries.

Risks Related to Our Proposed REIT Conversion

Although we have chosen to pursue conversion to a REIT, we may not be successful in converting to a REIT by January 1, 2024, or at all.

On September 13, 2022, our board of directors unanimously approved Cyxtera’s conversion to a REIT under the Code, with a target to complete the conversion by January 1, 2023. Subsequently, on November 16, 2022,

our board of directors determined to target completion of our conversion to a REIT for federal income tax purposes by January 1, 2024 instead of January 1, 2023. There are significant implementation and operational complexities to address before we can convert to a REIT, including, without limitation, completing internal reorganizations, modifying accounting and information technology systems, and receiving any necessary shareholder and other approvals. Even if we are able to satisfy the existing REIT requirements or any future REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

Additionally, several conditions must be met in order to complete the conversion to a REIT, and the timing and outcome of many of these conditions are beyond our control. Even if the transactions necessary to implement REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of us or our shareholders. We can provide no assurance if or when conversion to a REIT will be successful. Furthermore, the effective date of the REIT conversion could be delayed beyond January 1, 2024, in which event we could not elect REIT status until the taxable year beginning January 1, 2025, at the earliest.

Risks Related to Our Class A Common Stock

Our stock price has recently been volatile, and as a result investors in our Class A common stock could lose some or all of their investment.

Our stock price has been recently volatile. For an example, on May 31, 2022, the price of our stock closed at $14.82 per share while on December 27, 2022 our stock closed at $1.57 per share. We may experience rapid and substantial increases or decreases in our stock price in the foreseeable future that may or may not coincide in timing with the disclosure of news or developments by us. The stock market in general has experienced heightened volatility related to inflation, increased interest rates and other macroeconomic factors. As a result of this volatility, investors may experience losses on their investments in our Class A common stock. The market price for our Class A common stock may be influenced by many factors, including the following:

•our ability to refinance our long-term existing debt;

•variations in our financial results or those of companies that are perceived to be similar to us;

•announcements related to delay in the REIT conversion;

•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;

•trading volume of our Class A common stock;

•the impact of inflation and rising interest rates and its effect on us;

•the impact of the ongoing Russian - Ukraine conflict and its effect on us;

•the impact of the ongoing COVID-19 pandemic and its effect on us;

•our ability or inability to raise additional capital and the terms on which we raise it;

•sales of our Class A common stock by us or our shareholders;

•declines in the market prices of stocks generally or of companies that are perceived to be similar to us; and

•general economic, industry and market conditions.

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

Our issuance of additional shares of Class A common stock or convertible securities may dilute your ownership interest in us and could adversely affect our stock price.

From time to time in the future, we may issue additional shares of our Class A common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. Additional shares of our Class A common stock may also be issued upon exercise of outstanding stock options. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock would dilute your ownership interest in us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A common stock. Subject to the satisfaction of vesting conditions, shares issuable upon exercise of options and upon settlement of restricted stock unit and/or performance stock unit awards will be available for resale immediately in the public market without restriction.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing shareholders and reduce the market price of our Class A common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their percentage ownership.

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

Affiliates of BC Partners, Medina Capital and Starboard Value LP hold shares of our Class A common stock eligible for resale, subject to, in the case of certain shareholders, volume, manner of sale and other limitations under Rule 144.

If the holders of these shares sell them or are perceived by the market as intending to sell them, the market price of shares of our Class A common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our shareholders to replace or remove our current management and limit the market price of our Class A common stock.

Our certificate of incorporation, our bylaws and Delaware law each contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among other things, our certificate of incorporation and/or our bylaws include the following provisions:

•limitations on convening special shareholder meetings, which make it difficult for our shareholders to adopt desired governance changes;

•a forum selection clause, which means certain litigation against us can only be brought in Delaware;

•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our shareholders; and

•advance notice procedures, which apply for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents interested shareholders, such as certain shareholders holding more than 15% of our outstanding shares of our Class A common stock, from engaging in certain business combinations unless (i) prior to the time such shareholder became an interested shareholder, the board of directors approved the transaction that resulted in such shareholder becoming an interested shareholder, (ii) upon consummation of the transaction that resulted in such shareholder becoming an interested shareholder, the interested shareholder owned at least 85% of the Class A common stock or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding Class A common stock not held by such interested shareholder at an annual or special meeting of shareholders.

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of SVAC (the “IPO”); (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which requires, among other things, that the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•exemptions from the requirements of holding a nonbinding advisory vote of shareholders on executive compensation, shareholder approval of any golden parachute payments not previously approved and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.

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

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our share price may be more volatile.

Our certificate of incorporation and our bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our shareholders, which limits our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation and our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action, suit or proceeding brought on our behalf; (b) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or employees to us or to our shareholders; (c) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our certificate of incorporation or our bylaws; or (d) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our certificate of incorporation and our bylaws provide that the federal district courts of the United States shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our shareholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We do not intend to pay dividends on our Class A common stock for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on Class A common stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to shareholders, REIT status, and any other factors or considerations the board of directors deems relevant.

The BC Stockholder and the Medina Stockholder own a substantial amount of equity interests in us, and have other substantial interests in us and agreements with us, and may have conflicts of interest with us or the other holders of our capital stock.

Effective July 29, 2022, the SIS interest in the Company’s Class A common stock was distributed to BC Partners, Medina Capital, and other owners of SIS, resulting in the BC Stockholder owning 38.0% of the Company’s Class A common stock and the Medina Stockholder owing 12.8% of the Company’s Class A common stock. SIS, the BC Stockholder and the Medina Stockholder are parties to a Stockholders Agreement, dated July 29, 2021 (the “Stockholders Agreement”), and, as a result thereof, subject to certain circumstances, have the right to appoint three individuals to the combined company’s board of directors, none of whom is required to be deemed “independent” (collectively, the “Seller Designees”) until 2024. The current Seller Designees are Manuel D. Medina, Benjamin Phillips, and Fahim Ahmed.

As long as the BC Stockholder and Medina Stockholder own a significant percentage of our outstanding voting power, they will have the ability to significantly influence corporate actions requiring shareholder approval, including the election and removal of directors and the size of the board of directors and any amendment to our charter and our bylaws. In addition, the BC Stockholder and the Medina Stockholder may have substantial influence over our decisions, including without limitation decisions relating to our strategy and corporate transactions, regardless of whether other holders of our capital stock believe that any such transactions are in their own best interests. For example, the BC Stockholder and Medina Stockholder could potentially cause us to refrain from making acquisitions or dispositions in a manner that is not in the best interests of the BC Stockholder and Medina Stockholder or delay or prevent a change of control, even if the change of control would benefit our other shareholders. Additionally, Nelson Fonseca, Randy Rowland and Victor Semah, each a member of our management team, are partners of Medina Capital.

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

The effects of epidemics, pandemics or other outbreaks are uncertain and difficult to predict. While we did not experience significant disruptions from the COVID-19 pandemic, we have recently experienced delays in expansion projects due to supply chain issues resulting from COVID-19. If such delays worsen, or we experience significant additional delays, our financial condition, results of operations and cash flows may be harmed. We cannot predict the impact that the COVID-19 pandemic may have on our future financial condition, results of operations and cash flows due to numerous uncertainties. While many countries around the world have lifted or relaxed quarantine requirements, restrictions on travel and mass gatherings and mask mandates, there is no assurance that more strict measures will not be put in place again due to a resurgence in COVID-19 cases, including those involving new variants, which could be more contagious and deadly than prior strains, or due to any other future epidemics, pandemics or outbreaks caused by other novel viruses or bacteria. The impact of any new COVID-19 variants or the possibility of other epidemics, pandemics or outbreaks cannot be predicted at this time. Such impacts could depend on numerous factors, including the availability of vaccines, vaccination rates among the population, effectiveness of available vaccines, the response by governmental bodies and regulators, the severity of the disease caused by the variant or other virus or bacterium and the duration of any outbreak of disease due to such new variant or novel virus or bacterium. Such possible impacts could adversely impact our financial condition, business and results of operations.

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

Our financial forecasts are dependent on estimates and assumptions regarding budget and planning data, market growth, foreign exchange rates and our ability to generate sufficient cash flow to reinvest in the business, fund internal growth and meet our debt obligations. Our financial projections are based on historical experience and on various other assumptions that our management believes to be reasonable under the circumstances and at the time they are made. However, if our external and internal information is inadequate, our actual results may differ materially from our forecasts and cause us to make inappropriate financial decisions. Any material variation between our financial forecasts and our actual results may also adversely affect our future profitability, stock price and shareholder confidence.

The level of insurance coverage that we purchase may prove to be inadequate.

We carry liability, property, business interruption and other insurance policies to cover insurable risks. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war and war-related events. Any of the limits of insurance that we purchase could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.

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

None.

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

Our leased data center facilities are typically leased pursuant to long-term, non-cancellable lease agreements. As of December 31, 2022, our data center leases have remaining lease terms of 1 year to 32 years, assuming the exercise of all extension options exercisable by us at our discretion. As of December 31, 2022, five of our leased facilities had a lease term expiring in less than five years, and an additional three leased facilities had lease terms expiring in less than 10 years. We believe we have good relationships with all of our landlords.

Management believes our properties are suitable and adequate for us to operate at present levels. The utilization of these facilities is appropriate for our existing real estate requirements.

Item 3. Legal Proceedings.

We are party to various litigation matters incidental to the conduct of our business. As of December 31, 2022, we were not a party to any legal proceedings the resolution of which we believe would have a material adverse effect on our consolidated business prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of Class A common stock are traded on the Nasdaq under the ticker symbol “CYXT.”

Holders of Record

As of March 13, 2023, we had 30 holders of record of our Class A common stock.

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

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative total shareholder return for (i) our Class A common stock, (ii) Russell 2000 Index (“Russell 2000”) and (iii) the Standard & Poor’s SmallCap 600 Stock Index (“S&P SmallCap 600”) for the period from November 2, 2020, the first day SVAC’s Class A common stock was traded following its initial public offering, through July 29, 2021. For the period between November 2, 2020 through July 29, 2021 the figures relate to SVAC’s Class A common stock, and for the period between July 30, 2021 through December 31, 2022, the figures relate to Cyxtera’s Class A common stock. The graph assumes an initial investment in SVAC’s Class A common stock and in each of the S&P SmallCap 600 and Russell 2000 at the market close on November 2, 2020. This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Cyxtera’s under the Securities Act or the Exchange Act.

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

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

Factors Affecting Cyxtera’s Business

Impact of the Current Macroeconomic Environment
Uncertainty in the macroeconomic environment, including due to the effects of fluctuation in foreign exchange rates, the recent rise in global inflation and interest rates, supply chain disruptions, a rise in energy prices, geopolitical pressures, including the ongoing Russia-Ukraine conflict and associated global economic conditions have resulted in volatility in foreign currency, credit, equity and energy markets. If these uncertain macroeconomic conditions persist, they could have an adverse impact on our business.

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

	Year ended December 31,
	2022	2021	2020
Revenues
Recurring revenue	$710.6	$671.5	$657.4
Non-recurring revenues	35.4	32.2	33.1
Total	$746.0	$703.7	$690.5
Bookings	$8.7	$8.7	$6.9
Churn	$5.9	$5.4	$6.9

We define these metrics as follows:

Revenues: We disaggregate revenue from contracts with customers into recurring revenues and non-recurring revenues. We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees, which include fees for the licensing of space and power, and interconnection service fees. We consider our colocation service offerings recurring because customers are generally committed to such services under long term contracts, typically three years in length. Our interconnection services are typically on month-to-month contracts but are considered recurring because customers’ use of interconnection services generally remains stable over time. This is because interconnection services facilitate a customer’s full use of the colocation environment or support the business function housed within the customer’s colocation environment by establishing connections between colocation customers within our data center facilities and their preferred network service providers, low latency public cloud on-ramps and a wide range of technology and network service providers and business partners. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably over the term of the contract. Our management reviews monthly recurring revenue by reference to the metric of “MRR,” which is calculated as of the last day of a given month and represents the sum of all service charges for recurring services provided during such month. Our MRR was $58.7 million, $53.5 million, and $52.9 million as of December 31, 2022, 2021 and 2020, respectively. Our non-recurring revenues are primarily composed of installation services related to a customer’s initial deployment and professional services we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term in accordance with Accounting Standard Codification (“ASC”) Topic 606 as discussed in Note 6 of our consolidated financial statements included elsewhere in this Annual Report.

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

Bookings was calculated for each period presented (i.e., the years ended December 31, 2022, 2021 and 2020) and represents the new monthly recurring service fees - based on the service fees for one month of services - attributable to new service contracts and additional services committed under existing service contracts during the period presented.
During the years ended December 31, 2022, 2021 and 2020, the total amount of new monthly recurring service fees for colocation and interconnection services committed under service contracts (i.e., Bookings) during such periods totaled $8.7 million, $8.7 million, and $6.9 million respectively.

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

As presented in the table above, Churn was calculated for each period presented (i.e., the years ended December 31, 2022, 2021 and 2020) and represents the sum of the total amount of MRR for which a service contract was terminated or reduced during the period presented.

During the years ended December 31, 2022, 2021 and 2020, the total amount of MRR for which a service contract was terminated or reduced (i.e., Churn) during such periods totaled $5.9 million, $5.4 million, and $6.9 million, respectively.

Key Components of Results of Operations

Revenues:

We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees, which include fees for the licensing of space and power, as well as interconnection service fees. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably over the term of the contract. Our recurring revenues have comprised more than 95% of total revenues for each of the past three years. In addition, during 2022, 2021 and 2020, 90%, 84%, and 77%, respectively, of our Bookings came from existing customers. For purposes of calculating Bookings attributable to existing customers, an existing customer is a customer with an active service contract that executes an order for additional services. Our largest customer accounted for approximately 9% of recurring revenue for the year ended December 31, 2022, 11% of recurring revenues for the year ended December 31, 2021 and 15% of recurring revenues for the year ended December 31, 2020. Our 50 largest customers accounted for approximately 56%, 55%, and 57%, respectively, of recurring revenues for the years ended December 31, 2022, 2021 and 2020. Our interconnection revenues represented approximately 12% of total revenues for year ended December 31, 2022, and approximately 11% of total revenues for the years ended December 31, 2021 and 2020.

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

Operating Costs and Expenses:

Cost of Revenues, excluding Depreciation and Amortization. The largest components of our cost of revenue are rental payments related to our leased data centers; utility costs, including electricity and bandwidth access; data center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance; supplies and equipment; and security. A majority of our cost of revenues is fixed in nature and are not expected to vary significantly from period to period unless we expand our existing data centers or open or acquire new data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. Recently, the cost of electricity has generally risen due to macroeconomic natural gas supply and demand constraints, initially beginning with inadequate natural gas reserves in Europe to meet European demand in light of sanctions on Russian natural gas supply as a result of the conflict in the Ukraine. In addition, we expect the cost of utilities, specifically electricity, will generally continue to increase in the future on a cost-per-unit or fixed basis and for growth in consumption of electricity by our customers. Furthermore, the cost of electricity is generally higher in the summer months, as compared to other times of the year. Our costs of electricity may also increase as a result of the physical effects of climate change, increased regulations driving alternative electricity generation due to environmental considerations or as a result of our election to use renewable energy sources. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows.

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

Goodwill impairment. Goodwill impairment consists of non-cash impairment charges related to goodwill. We review goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate an impairment may exist. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the Company’s goodwill is calculated and an impairment charge equal to the excess is recorded.

Transaction-related costs. Transaction-related costs consisted of a one-time transaction bonus paid to current and former employees and directors of Legacy Cyxtera following the consummation of the Business Combination (the “Transaction Bonus”). The Transaction Bonus was funded in full by a capital contribution from SIS, the sole stockholder of Legacy Cyxtera prior to the consummation of the Business Combination.

Interest Expense, Net. Interest expense, net is primarily composed of interest incurred under our credit facilities and on capital leases.

Other Expenses, Net. Other expenses, net primarily includes the impact of foreign currency gains and losses.

Change in Fair Value of the Warrant Liabilities. Upon the consummation of the Business Combination, Cyxtera assumed certain warrants issued by SVAC. Such warrants consisted of public warrants issued in the IPO (the “Public Warrants”) and warrants issued by SVAC to the Sponsor and certain clients of Starboard Value LP (the “Forward Purchasers”) in private placement transactions (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”). Warrants that were assumed in connection with the consummation of the Business Combination were initially measured at fair value at the Closing Date of the Business Combination and were subsequently remeasured at estimated fair value on a recurring basis at the end of each reporting period, with changes in estimated fair value of the respective warrant liability recognized as change of fair value of warrant liabilities in the consolidated statements of operations. In December 2021, the Company announced that it would redeem all Public Warrants and Private Placement Warrants that remained outstanding at 5:00 p.m., New York City time, on January 19, 2022. In January 2022, the remaining Public Warrants and Private Placement Warrants were either exercised by the holders, or were redeemed by the Company (see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report).
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the years ended December 31, 2022, 2021 and 2020, have been derived from our consolidated financial statements and related notes included elsewhere in this Annual Report.

Years ended December 31, 2022 and 2021. The following table sets forth our historical operating results for the periods indicated, and the changes between periods:

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenues	$746.0	$703.7	$42.3	6%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization	402.0	390.5	11.5	3%
Selling, general and administrative expenses	144.3	112.8	31.5	28%
Depreciation and amortization	243.0	240.6	2.4	1%
Goodwill impairment	153.6	—	153.6	nm
Restructuring, impairment, site closures and related costs	5.2	69.8	(64.6)	(93)%
Transaction-related costs	—	5.2	(5.2)	nm
Total operating costs and expenses	948.1	818.9	129.2	16%
Loss from operations	(202.1)	(115.2)	(86.9)	75%
Interest expense, net	(163.3)	(164.9)	1.6	(1)%
Other expenses, net	(2.2)	(0.1)	(2.1)	2100%
Change in fair value of the warrant liabilities	11.8	(25.5)	37.3	(146)%
Loss from operations before income taxes	(355.8)	(305.7)	(50.1)	16%
Income tax benefit	0.7	47.8	(47.1)	(99)%
Net loss	$(355.1)	$(257.9)	$(97.2)	38%

nm = not meaningful

Revenues

Revenues increased by $42.3 million, or 6%, for the year ended December 31, 2022 compared to the prior year. The increase in revenue was attributable to an increase in recurring revenues due to a net increase of $22.6 million in customer activation of services and an increase of $9.6 million of variable recurring revenue compared to the prior year. Interconnection revenue increased by $6.3 million compared to the prior year, as a result of rate increases in the year.

Operating Costs and Expenses

Cost of Revenues, excluding Depreciation and Amortization

Cost of revenues, excluding depreciation and amortization, increased by $11.5 million, or 3% for the year ended December 31, 2022 compared to the prior year. This increase in cost of revenues was primarily attributable to the cost of power, as utilities expenses increased by $21.7 million during the year ended December 31, 2022 compared to the prior year. The increase of expenses was offset by our exit from the Moses Lake property, completed in the second quarter of 2021, which resulted in a reduction in rent expense of $3.2 million in 2022 compared to the prior year. Customer installation costs decreased by $7.8 million in the year ended December 31, 2022 driven by cost management efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $31.5 million, or 28%, for the year ended December 31, 2022 compared to the prior year. Personnel and related expenses increased by $19.0 million due to an increase in employee headcount and increases in stock-based compensation driven by equity awards granted in the latter half of 2021, which represented $12.0 million of the increase of payroll and related expenses. Professional services and insurance expenses increased by $12.3 million as a result of the additional costs associated with being a public company compared to the prior year.

Depreciation and Amortization

Depreciation and amortization increased by $2.4 million, or 1%, for the year ended December 31, 2022 compared to the prior year. The increase was primarily attributable to higher depreciation of leasehold improvements and higher finance lease asset amortization from new finance leases that commenced in the latter half of 2021 and early 2022.

Goodwill Impairment

We incurred $153.6 million of goodwill impairment of the Company in the fourth quarter of 2022. For additional details, see Note 9 - Goodwill and Intangible Assets in the notes to the consolidated financial statements, included elsewhere in this Annual Report.

Restructuring, Impairment, Site Closures and Related Costs

Restructuring, impairment, site closures and related costs decreased by $64.6 million, for the year ended December 31, 2022 compared to the prior year. In the year ended December 31, 2021, we exited the Addison office space and incurred $7.9 million in exit expenses. In June 2021, the Company ceased use of the Moses Lake property and wrote off the remaining lease obligation of $58.5 million. During the year ended December 31, 2022, the Company recognized $5.2 million of restructuring costs in connection with the Addison and Moses Lake exits.

Transaction-related costs

Transaction-related costs were $5.2 million for the year ended December 31, 2021 (and no such costs were incurred in the same period of the current year).

Interest Expense, Net

Interest expense, net, decreased by $1.6 million, or 1%, for the year ended December 31, 2022 compared to the prior year. We incurred less interest expense period over period as a result of the payoff of the 2017 Second Lien Term Facility and the pay down of the Revolving Facility and 2021 Revolving Facility in July and August 2021 following the consummation of the Business Combination.

Other Expenses, Net

Other expenses, net increased by $2.1 million, for the year ended December 31, 2022 compared to the prior year. The increase in other expenses was driven by higher unrealized losses due to foreign currency fluctuations for the year ended December 31, 2022.

Change in Fair Value of the Warrant Liabilities

For the year ended December 31, 2022, we recorded a gain of $11.8 million on our consolidated statements of operations in connection with the change of the fair value of the warrant liabilities. In December 2021, the Company announced that it would redeem all of the Public Warrants and Private Placement Warrants that remained outstanding as of the Redemption Time. Pursuant to the terms of the Warrant Agreement, prior to the Redemption Time, the warrant holders were permitted to exercise their warrants either (a) on a cash basis by paying the exercise price of $11.50 per warrant in cash or (b) on a “cashless basis,” in which case the holder would receive 0.265 shares of the Company’s Class A common stock per warrant. On January 26, 2022, the Company announced the completion of the redemption. Of the 11,620,383 Public Warrants that were outstanding as of the time of the Business Combination, 134,443 were exercised for cash at an exercise price of $11.50 per share of Class A common stock and 10,115,180 were exercised on a cashless basis in exchange for an aggregate of 2,680,285 shares of Class A common stock, in each case in accordance with the terms of the Warrant Agreement, representing approximately

88% of the Public Warrants. In addition, of the 8,576,940 Private Placement Warrants that were outstanding as of the date of the Business Combination, 8,576,940 were exercised on a cashless basis in exchange for an aggregate of 2,272,884 shares of Class A common stock, in accordance with the terms of the Warrant Agreement, representing 100% of the Private Placement Warrants. Total cash proceeds generated from exercises of the warrants were $1.5 million. As of January 25, 2022, the Company had no warrants outstanding. The Company recorded a decrease in the warrant liability of $64.7 million and increase to additional paid in capital of $54.2 million in connection with the warrants that were exercised.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2022 and 2021, was $0.7 million and $47.8 million, respectively. The income tax benefit on the pre-tax loss for the year ended December 31, 2022 was different than the amount expected at the statutory federal income tax rate primarily as a result of additional state income tax benefits, an increase in the valuation allowance recorded on certain deferred tax assets, including net operating loss carryforwards and interest deduction limitation carryforwards, that management believes are not more-likely-than-not to be fully realized in future periods, nondeductible goodwill impairment loss, the effects of the change in fair value of the warrant liabilities, nondeductible equity-based compensation, and the effects of the Company’s foreign operations. The income benefit on the pre-tax loss for the year ended December 31, 2021 was different than the amount expected at the statutory federal income tax rate as a result of additional state income tax benefits, an increase in the valuation allowances recorded on certain deferred tax assets that management believes are not more-likely-than-not to be fully realized in future periods, the effects of the change in fair value of the warrant liabilities, nondeductible equity-based compensation, the remeasurement of the Company’s net deferred tax assets in the United Kingdom due to an enacted tax rate change, and the effects of the Company’s foreign operations.
Years ended December 31, 2021 and 2020. The following table sets forth our historical operating results for the periods indicated, and the changes between periods:

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

Revenues

Revenues increased by $13.2 million, or 2%, for the year ended December 31, 2021 as compared to the prior year. The increase in revenue is attributable to an increase in recurring revenues as a result of increased bookings and lower churn.

Operating Costs and Expenses

Cost of Revenue, excluding Depreciation and Amortization

Cost of revenues, excluding depreciation and amortization were flat at $390.5 million for the years ended December 31, 2021 and 2020. During the year ended December 31, 2020, the Company lowered headcount and external contractors across its data centers resulting in a reduction of $7.4 million in payroll and services expenses. As part of the reduction, the Company incurred severance expenses of $1.5 million during the year ended December 31, 2020. During 2021, benefit expenses were lower by $1.2 million due to lower claims period-over-period. Our exit from Moses Lake, completed in the second quarter of 2021, resulted in a reduction in rent expense of $4.4 million compared to the prior year. Customer installation costs have decreased by $8.7 million driven by cost management efforts on implementations. Security costs have decreased by $0.7 million driven by the implementation of an automated security system, leading to a reduction in the use of outside security contractors. In addition, the Company recovered $4.3 million in relation to a settlement with a vendor. These savings have been offset by an increase in utilities expense of $23.2 million and increases to data center maintenance of $1.4 million period-over-period. The increase in utility expense during 2021 is mostly driven by $3.4 million in additional electric power expenses resulting from Winter Storm Uri, which affected the grid in several markets driving a significant increase in pricing for the affected time periods, approximately $13.5 million related to rate increases, and approximately $1.9 million growth in our existing and new customer base and the remaining change related to increases in consumption.

Sales, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2.7 million, or 2%, for the year ended December 31, 2021, compared to the prior year. This decrease in selling, general and administrative expenses was primarily attributable to the reversal of a $2.0 million litigation contingency as a result of a favorable settlement and a decrease in legal fees of $2.1 million. Professional fees decreased by $3.3 million year over year, primarily as a result of a decrease in pre-transaction exploratory costs incurred in late 2020 as compared to 2021. Subscription expense decreased by $1.0 million driven by better rates obtained on subscription licenses. The costs were offset by an increase to payroll related expenses of $6.7 million due to an increase in employee headcount and increases in stock compensation driven by equity awards granted following the completion of the Business Combination.

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

During the year ended December 31, 2020, we advanced $19.4 million under the Promissory Notes and recorded a provision for loan losses in the same amount based on the same factors discussed above. Accordingly, as of December 31, 2020, we had a receivable related to the Promissory Notes of $147.1 million with an allowance of $30.0 million. In addition, during the year ended December 31, 2020, we had other amounts receivable from Appgate of $3.9 million with a full reserve because of the same factors discussed above for the Promissory Notes. These other amounts include charges under the Transition Services Agreement by and between Appgate and the Management Company pursuant to which the Management Company provided certain transition services to Appgate and Appgate provided certain transition services to Cyxtera (the “Transition Services Agreement”). The Transition Services Agreement provided for a term that commenced on January 1, 2020 and was terminated on December 31, 2020.

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

Interest Expense, Net

Interest expense, net decreased by $4.5 million, or 3%, for the year ended December 31, 2021 compared to the prior year. The decrease of interest expense of $4.5 million is due to the repayment in full of the 2017 Second Lien Term Facility, and the paying down of the Revolving Facility (as defined in “—Liquidity and Capital Resources”) and the 2021 Revolving Facility (as defined in “—Liquidity and Capital Resources”) in July and August 2021 following the consummation of the Business Combination.

Other Expenses, Net

Other expenses, net decreased by $0.2 million, or 67%, for the year ended December 31, 2021, compared to the prior year. In 2020, the Company incurred $3.4 million in realized losses related to foreign exchange rates and finance charges, offset by approximately $4.2 million in gains related to fees charged to Appgate under the Transition Services Agreement. In 2021, the Company realized $2.5 million in gains related to foreign exchange rates, offset by finance charges of $2.0 million incurred in connection with the factoring arrangement entered into 2021.

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

Income Tax Benefit (Expense)

The income tax benefit for the year ended December 31, 2021 was $47.8 million compared to $3.5 million of income tax expense for the prior year. The income tax benefit on the pre-tax loss for the year ended December 31, 2021 was different than the amount expected at the statutory federal income tax rate as a result of additional state income tax benefits, an increase in the valuation allowances recorded on certain deferred tax assets that management believes are not more-likely-than-not to be fully realized in future periods, the effects of the change in fair value of the warrant liabilities, nondeductible equity-based compensation, the remeasurement of the Company’s net deferred tax assets in the United Kingdom due to an enacted tax rate change, and the effects of the Company’s foreign operations. The income tax expense on the pre-tax loss for the year ended December 31, 2020 was different than the amount expected at the statutory federal income tax rate as a result of additional state income tax benefits, an increase in the valuation allowances recorded on certain deferred tax assets that management believes are not more-likely-than-not to be fully realized in future periods, non-deductible equity compensation and the effects of the Company’s foreign operations.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had cash of $65.1 million and $52.4 million, respectively, and had $73.1 million and $88.8 million of borrowing capacity under our $120.1 million 2021 Revolving Facility, respectively. The 2021 Revolving Facility, under which $42.0 million was drawn as of December 31, 2022, would have matured on November 1, 2023. We also have $869.0 million of term loan indebtedness under our 2017 First Lien Term Facility and our 2019 First Lien Term Facility, which mature on May 1, 2024. For additional information concerning these facilities, see below under “—Debt”. Historically, customer collections are our primary source of cash. On March 14, 2023, we entered into an amendment to our 2021 Revolving Facility (the “Revolving Facility Amendment”) which, among other things, provided for an extension of the maturity date from November 1, 2023 to April 2, 2024, an approximately $18 million reduction to the borrowing capacity under such facility, a transition of the benchmark rate for such facility from LIBOR to SOFR, increases to the applicable interest rates for borrowings under such facility and certain other covenant modifications, including additional limitations on our ability to make investments and incur indebtedness. Based on our current forecast, which considers quantitative factors that are known or reasonably knowable as of the date of these financial statements, including the Revolving Facility Amendment, we believe that the cash generated from operations will be sufficient to fund our operating activities for at least the next twelve months from the issuance of these financial statements.

The Company is actively attempting to extend the maturity on, or refinance or repay, its long-term debt to ensure it will have positive cash flow for the long-term foreseeable future. However, there can be no assurances that we will be able to raise additional capital to refinance or repay our existing debt or fund our future business activities and requirements. The inability to raise capital would adversely affect our ability to achieve our business objectives, including pursuing additional expansion opportunities. Given the current economic slowdown, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, and we may be unable to secure additional financing, or any such additional financing may only be available to us on unfavorable terms, all of which could have a material adverse effect on our liquidity. If the Company cannot successfully extend, refinance or repay its revolving credit facility and long-term debt with proceeds from other sources, the Company will not be able to meet its financial obligations when due in April 2024 and May 2024, respectively. As a result, the Company could be forced to consider all strategic alternatives including restructuring its debt, seeking additional debt or equity capital, reducing or delaying its business activities and strategic initiatives or selling assets, other strategic transactions and/or other measures, including liquidation or filing for bankruptcy, which could lead to material or even total losses for its security holders as it relates to their investments in the Company. See “Risk Factors—Risks Related to Our Indebtedness—If we are unable to refinance our material indebtedness with near term maturities, we could be forced to liquidate and/or file for bankruptcy, and the holders of our Class A common stock could suffer a total loss on their investment” for additional information.

In addition, we may, at any time and from time to time, seek to purchase, repay, exchange or otherwise retire our outstanding debt in open market transactions, privately negotiated transactions, tender offers, exchange offers, pursuant to the terms of our outstanding debt or otherwise. We may incur additional financing to fund such transactions or otherwise, which could include substantial additional debt (including secured debt) or equity or equity-linked financing. Although the terms of the agreements governing existing debt restrict our ability to incur additional debt (including secured debt), such restrictions are subject to several exceptions and qualifications and such restrictions and qualifications may be waived or amended, and debt (including secured debt) incurred in compliance with such restrictions and qualifications (as they may be waived or amended) may be substantial. The number of shares of our Class A common stock or securities convertible into shares of our Class A common stock that may be issued in connection with such transactions may be material. Such transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements and cash position, contractual restrictions, trading prices of debt from time to time, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In addition, from time to time we engage in discussions with holders of our existing debt and other potential financing sources regarding such transactions, and we expect to continue to engage in such discussions in the future. We cannot provide any assurance as to if or when we will consummate any such transactions or the terms of any such transactions.

Debt

On May 1, 2017, a subsidiary of the Company (the “Borrower”) entered into credit agreements for up to $1,275.0 million of borrowings under first and second lien credit facilities (together with the 2019 First Lien Term Facility and the 2021 Revolving Facility described below, collectively, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities initially consisted of (a) a first lien credit agreement providing for (i) a $150.0 million first lien multicurrency revolving credit facility (the “Revolving Facility”) and (ii) an $815.0 million first lien term loan borrowing (the “First Lien Term Facility”) and (b) a second lien credit agreement providing for a $310.0 million second lien term loan credit borrowing (the “2017 Second Lien Term Facility”). On May 13, 2019, the Borrower borrowed an additional $100.0 million under the incremental first lien loan under the first lien credit agreement (the “2019 First Lien Term Facility”). On May 7, 2021, certain of the lenders under the Revolving Facility entered into an amendment with the Borrower pursuant to which they agreed to extend the maturity date for certain revolving commitments from May 1, 2022 to November 1, 2023. Under the terms of the amendment, $141.3 million of commitments under the existing Revolving Facility were exchanged for $120.1 million of commitments under a new revolving facility (the “2021 Revolving Facility”). In connection with the amendment, the Borrower repaid $19.6 million of the outstanding balance under the Revolving Facility on May 10, 2021. In connection with the Business Combination, the Borrower repaid the entire balance of the 2017 Second Lien Term Facility of $310.0 million on July 29, 2021, and the remaining outstanding balance on the Revolving Facility and 2021 Revolving Facility of $123.1 million on August 13, 2021. In addition, during the year ended December 31, 2021, the Company paid down $9.2 million of principal of the First Lien Term Facility. Subsequent to the consummation of the Business Combination and the pay-down of the Revolving Facility and the 2021 Revolving Facility, the Borrower drew down an additional $40.0 million from the Revolving Facility and the 2021 Revolving Facility during the year ended December 31, 2021. Following receipt of $75.0 million in connection with the exercise of the optional shares purchase options, we repaid the entire balance owed under the Revolving Facility and the 2021 Revolving Facility of $40.0 million. The Revolving Facility matured in May 2022 and was not renewed. Subsequent to paying down of the Revolving Facility and the 2021 Revolving Facility, the Borrower drew down $42.0 million from the 2021 Revolving Facility. The 2021 Revolving Facility, the 2017 First Lien Term Facility and the 2019 First Lien Term Facility have a 18-month, seven- and five-year term, respectively, and are set to mature on November 1, 2023, May 1, 2024 and May 1, 2024, respectively. Subsequent to year-end, on March 14, 2023, we entered into the Revolving Facility Amendment which, among other things, provided for an extension of the maturity date from November 1, 2023 to April 2, 2024, an approximately $18 million reduction to the borrowing capacity under such facility, a transition of the benchmark rate for such facility from LIBOR to SOFR, increases to the applicable interest rates for borrowings under such facility and certain other covenant modifications, including additional limitations on our ability to make investments and incur indebtedness.

The Senior Secured Credit Facilities are secured by substantially all assets of the Borrower and contain customary covenants, including reporting and financial covenants, some of which require the Borrower to maintain certain financial coverage and leverage ratios, as well as customary events of default, and are guaranteed by a parent entity of the Borrower as well as certain of the Borrower’s wholly owned domestic subsidiaries. As of December 31, 2022, the Company believes the Borrower was in compliance with these covenants.

As of December 31, 2022, we had $1,121.8 million and $907.0 million in finance lease obligations and long-term debt outstanding under our Senior Secured Credit Facilities, respectively. As of December 31, 2021, we had $976.3 million and $908.3 million in capital lease obligations and long-term debt outstanding under our Senior Secured Credit Facilities, respectively.

Cash Flow

	2022	2021	2020
Net cash provided by operating activities	$97.4	$25.8	$116.6
Net cash (used in) provided by investing activities	(131.8)	39.6	(102.6)
Net cash provided by (used in) financing activities	52.2	(137.0)	91.0

Operating Activities

Cash provided by our operations is generated by colocation service fees, which include fees for the licensing of space, power and interconnection services.

During the year ended December 31, 2022, operating activities provided $97.4 million of net cash as compared to $25.8 million during the prior year. On February 19, 2021, we repaid $22.7 million of fees related to the Structuring Fee, Service Provider Fee and other Sponsor related expenses that were owned under the Services Agreement as described in Note 21 in our consolidated financial statements included elsewhere in this Annual Report. There was no such payment that occurred during the year ended December 31, 2022. On August 31, 2022, we entered into an Accounts Receivable Sales Program, as described in Note 7 of our consolidated financial statements included elsewhere in this Annual Report, pursuant to which we sold $37.5 million of accounts receivable in exchange for cash. While we had a factoring arrangement in 2021, there was no Accounts Receivable Sales Program in place for the same period of the prior year. The remaining change was to other changes in working capital.

Investing Activities

Our investing activities are primarily focused on capital expenditures due to expansion activities and overall modernization of our data centers.

During the year ended December 31, 2022, investing activities used $131.8 million of net cash as compared to net cash provided by $39.6 million during the prior year. The decrease in net cash provided by investing activities during the year ended December 31, 2022, was primarily due to the one-time payment of $117.1 million received from Appgate in February 2021 in settlement of the Primary Notes offset by $54.3 million in additional cash used for the purchase of property and equipment during the year December 31, 2022.

Financing Activities

Our cash flow from financing activities is centered around the use of our Senior Secured Credit Facilities and lease financings.

During the year ended December 31, 2022, financing activities provided for use of $52.2 million of net cash as compared to net cash used of $137.0 million for the prior year. The increase in net cash used from financing activities during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the receipt of $75.0 million in proceeds during 2022 from the exercise of the purchase options under the Optional Share Purchase Agreements. The cash inflows were partially offset by the paydown of $40.0 million on the Revolving Facility and the 2021 Revolving Facility and a paydown of $6.9 million in principal of the First Lien Term Facility. Since the paydown of the revolving facilities, we re-borrowed $42.0 million from the 2021 Revolving Facility. Repayments on finance leases were lower in the year ended December 31, 2022, compared to the prior year by $12.9 million, which was a result of finance leases that were modified to extend the lease terms. In the year ended December 31, 2022, we received $30.0 million in proceeds from an equipment sale-leaseback transaction compared to $5.0 million in the prior year. For the year ended December 31, 2021, we paid a one-time capital redemption payment of $97.9 million when we redeemed, cancelled and retired 9,645,455 shares of the Class A common stock of Legacy Cyxtera held by SIS in exchange for such payment by Legacy Cyxtera to SIS. In 2021, the Company also obtained a capital contribution of $5.2 million from SIS to pay the Transaction Bonus to current and former employees.

Contractual Obligations and Commitments

Material Cash Commitments

As of December 31, 2022, our principal commitments were primarily composed of:

•approximately $907.0 million of principal from the 2017 and 2019 First Lien Term Facility and balance on the 2021 Revolving Facility (net of debt issuance cost and debt discount);
•approximately $1,429.1 million of total lease payments, net interest expense, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised; and
•approximately $4.4 million of other non-capital purchase commitments related to IT licenses, utilities and our colocation operations. These commitments to purchase IT contractually bind us for goods, services or arrangements to be delivered or provided during 2023 and beyond.

For further information on maturities of lease liabilities and long-term debt, see Notes 11 and 12, respectively, to our consolidated financial statements included elsewhere in this Annual Report.

Based on our current forecast, which considers quantitative factors that are known or reasonably knowable as of the date of these financial statements, including the Revolving Facility Amendment, we believe that our sources of liquidity, including our expected future operating cash flows, are adequate to fund our operating activities in the next twelve months from the issuance of these financial statements. The Company is actively attempting to extend, refinance or repay its revolving credit facility and existing long-term debt that will mature in April 2024 and May 2024, respectively, to ensure it will adequately meet long-term material cash commitments for the foreseeable future. However, if the Company cannot successfully extend its revolving credit facility and long-term debt, or refinance or repay its revolving credit facility and long-term debt with proceeds from other sources, the Company will not be able to meet its financial obligations when due in April 2024 and May 2024, respectively, and beyond twelve months from the date of issuance of these financial statements. As a result, the Company could be forced to consider all strategic alternatives including restructuring its debt, seeking additional debt or equity capital, reducing or delaying its business activities and strategic initiatives or selling assets, other strategic transactions and/or other measures, including liquidation or filing for bankruptcy, which could lead to material or even total losses for its security holders as it relates to their investments in the Company. See “Risk Factors—Risks Related to Our Indebtedness—If we are unable to refinance our material indebtedness with near term maturities, we could be forced to liquidate and/or file for bankruptcy, and the holders of our Class A common stock could suffer a total loss on their investment” for additional information.

Other Contractual Obligations

Additionally, we have entered into lease agreements with various landlords primarily for data center spaces which have not yet commenced as of December 31, 2022. For additional information, see “Maturities of Lease Liabilities” in Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report.

We have also entered into an agreement for power redundancy supply at a facility in Massachusetts, which has not yet commenced as of December 31, 2022. For additional information, see “Lease Commitments” in Note 19 to our consolidated financial statements included elsewhere in this Annual Report.

Off-Balance-Sheet Arrangements

We did not have any off-balance-sheet arrangements as of December 31, 2022.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require Cyxtera’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates: revenue from contracts with customers, accounting for income taxes, accounting for leases and accounting for warrant liabilities. These critical accounting policies are addressed below. In addition, we have other key accounting policies and estimates that are described in Note 2 to our consolidated financial statements.

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

Income Taxes

We account for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. The assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, our experience with loss carryforwards not expiring unutilized and all tax planning alternatives that may be available. A valuation allowance is recognized if, under applicable accounting standards, we determine it is more-likely-than-not that a deferred tax asset would not be realized.

Leases

A significant portion of our data center spaces, office spaces and equipment are leased. Each time we enter into a new lease or lease amendments, we analyze each lease or lease amendment for the proper accounting, including determining if the arrangement is or contains a lease at inception and making assessment of the leased properties to determine if they are operating or finance leases. Determination of accounting treatment, including the result of the lease classification test for each new lease or lease amendment, is dependent on a variety of judgements, such as identification of lease and non-lease components, determination of lease term, including assessing the likelihood of lease renewals, valuation of leased property and establishing the incremental borrowing rate to calculate the present value of the minimum lease payment for the lease term. As our lessee leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate estimated based on information available at the commencement date in determining the present value of lease payments under each finance lease. When determining the incremental borrowing rate, we utilize a market-based approach, which requires significant judgment. Therefore, we utilize different data sets to estimate IBRs via an analysis of (i) yields on our outstanding public debt (ii) yields on comparable credit rating composite curves and (iii) yields on comparable market curves.

Warrant Liabilities

In January 2022, the Company completed the redemption of the Public Warrants and Private Placement Warrants. As a result, the Company derecognized the $64.7 million of the warrant liabilities and recognized a gain of $11.8 million. See Note 13 in our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding the warrants redeemed. As a result of the redemption, we do not believe warrant liabilities is a critical accounting estimate.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 of our audited consolidated financial statements included elsewhere in this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The following discussion about market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We may be exposed to market risks related to changes in interest rates and foreign currency exchange rates and fluctuations in the prices of certain commodities, primarily electricity.

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates. We are subject to interest rate risk in connection with our credit facility, which has variable interest rates. The interest rates on the facility are based on a fixed margin plus a market interest rate, which can fluctuate accordingly but is subject to a minimum rate. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. For every 100 basis point change in interest rates, the annual interest expense on our credit facilities could increase by a total of approximately $8.7 million or decrease by a total of approximately $8.7 million based on the outstanding borrowings under our credit facility as of December 31, 2022.

The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair value of our 2017 First Lien Term Facility and 2019 First Lien Term Facility (as defined in Note 12 of our audited consolidated financial statements included elsewhere in this Annual Report) as of December 31, 2022 and 2021 were based on the quoted market price for these instruments in an inactive market, which is considered Level 2 of the fair value hierarchy. The carrying value of the Revolving Facility approximates estimated fair value as of December 31, 2022 and 2021 due to the variability of interest rates.

The following table represents the carrying value and estimated fair value of our Term Facilities and Revolving Facility as of (in thousands):

	2022		2021
	Carrying value	Fair value	Carrying value	Fair value
2017 First Lien Term Facility	$772.2	$780.0	$778.3	$780.0
2019 First Lien Term Facility	96.8	98.0	97.5	98.0
Revolving Facility	—	—	2.7	2.7
2021 Revolving Facility	42.0	42.0	37.3	37.3

Foreign Currency Risk

We primarily use the US dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. The Company has transactional currency exposure arising mainly from revenue or expenses which are denominated in currencies other than its functional currency. The US dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the year ended December 31, 2022. This has impacted our consolidated balance sheet and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the US dollar will continue to impact us in future periods. A hypothetical 10% strengthening of the US dollar against foreign currencies would have a reduction of our loss from operations before income taxes of approximately $1.3 million. A hypothetical 10% weakening of the US dollar against foreign currencies would have a reduction of our loss from operations before income taxes of approximately $1.3 million.

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodity most likely to have an impact on our results of operations in the event of price changes is energy. We closely monitor the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices in certain locations in California, Texas, Ohio, Illinois, Virginia, New Jersey and United Kingdom.

We do not currently employ forward contracts or other financial instruments to address commodity price risk other than the power contracts discussed above.

Inflation Risk

We believe that inflation has had a material effect on our business, financial condition, and results of operations. Our costs have become subject to significant inflationary pressures. So far, we have been able to offset some of the higher costs through price increases, but there is no guarantee that we will be able to continue to do so. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 8. Financial Statements and Supplementary Data

CYXTERA TECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Cyxtera Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyxtera Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 16, 2023

We have served as the Company's auditor since 2020.

CYXTERA TECHNOLOGIES, INC.
Consolidated Balance Sheets
As of December 31, 2022 and 2021
(in millions, except share information)

	2022	2021
Assets:
Current assets:
Cash	$65.1	$52.4
Accounts receivable, net of allowance of $0.1 and $0.3	28.3	18.3
Prepaid and other current assets	38.1	37.5
Total current assets	131.5	108.2

Property and equipment, net	1,638.6	1,530.8
Operating lease right-of-use assets	248.0	—
Goodwill	599.6	761.7
Intangible assets, net	427.6	519.8
Other assets	18.0	16.7
Total assets	$3,063.3	$2,937.2

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$61.9	$57.9
Accrued expenses	81.4	65.3
Current portion of operating lease liabilities	35.3	—
Current portion of long-term debt, finance leases and other financing obligations	96.7	50.3
Deferred revenue	73.1	60.7
Other current liabilities	25.3	10.0
Total current liabilities	373.7	244.2

Operating lease liabilities, net of current portion	272.0	—
Long-term debt, net of current portion	853.5	896.5
Finance leases and other financing obligations, net of current portion	1,078.5	937.8
Deferred income taxes	26.0	29.9
Warrant liabilities	—	64.7
Other liabilities	75.3	158.2
Total liabilities	2,679.0	2,331.3

Commitments and contingencies (Note 19)

Shareholders' equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 179,683,659 and 166,207,190 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	1,968.0	1,816.5
Accumulated other comprehensive (loss) income	(7.2)	10.8
Accumulated deficit	(1,576.5)	(1,221.4)
Total shareholders' equity	384.3	605.9
Total liabilities and shareholders' equity	$3,063.3	$2,937.2
See accompanying notes to consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2022, 2021 and 2020
(in millions, except share information)

	2022	2021	2020
Revenues	$746.0	$703.7	$690.5
Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization	402.0	390.5	390.5
Selling, general and administrative expenses	144.3	112.8	115.5
Depreciation and amortization	243.0	240.6	231.8
Goodwill impairment (Note 9)	153.6	—	—
Restructuring, impairment, site closures and related costs (Note 5)	5.2	69.8	—
Transaction-related costs (Note 14)	—	5.2	—
Recovery of notes receivable from affiliate (Note 21)	—	—	(97.7)
Total operating costs and expenses	948.1	818.9	640.1

(Loss) income from operations	(202.1)	(115.2)	50.4
Interest expense, net	(163.3)	(164.9)	(169.4)
Other expenses, net	(2.2)	(0.1)	(0.3)
Change in fair value of the warrant liabilities	11.8	(25.5)	—
Loss from operations before income taxes	(355.8)	(305.7)	(119.3)
Income tax benefit (expense)	0.7	47.8	(3.5)
Net loss	$(355.1)	$(257.9)	$(122.8)

Loss per Share
Basic and diluted	$(1.99)	$(1.94)	$(1.06)

Weighted average number of shares outstanding
Basic and diluted	178,144,676	133,126,171	115,745,455
See accompanying notes to consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	2022	2021	2020
Net loss	$(355.1)	$(257.9)	$(122.8)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(18.0)	(5.9)	8.7
Other comprehensive (loss) income	(18.0)	(5.9)	8.7

Comprehensive loss	$(373.1)	$(263.8)	$(114.1)
See accompanying notes to consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2022, 2021 and 2020
(in millions, except share information)

	Class A common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders' equity
	Share	Amount
Balance as of December 31, 2019	0.96	$—	$1,494.9	$8.0	$(840.7)	$662.2
Retroactive application of recapitalization	115,745,454	—	—	—	—	—
Adjusted balance, beginning of period	115,745,455	—	1,494.9	8.0	(840.7)	662.2
Equity-based compensation	—	—	8.2	—	—	8.2
Cybersecurity Spinoff (2019)	—	—	1.5	—	—	1.5
Net loss	—	—	—	—	(122.8)	(122.8)
Other comprehensive income	—	—	—	8.7	—	8.7
Balance as of December 31, 2020	115,745,455	—	1,504.6	16.7	(963.5)	557.8
Equity-based compensation	—	—	9.5	—	—	9.5
Capital redemption	(9,645,455)	—	(97.9)	—	—	(97.9)
Reverse recapitalization, net of transaction costs	59,878,740	—	392.3	—	—	392.3
Capital contribution	—	—	5.2	—	—	5.2
Issuance of shares related to exercise of warrants	228,450	—	2.8	—	—	2.8
Net loss	—	—	—	—	(257.9)	(257.9)
Other comprehensive loss	—	—	—	(5.9)	—	(5.9)
Balance as of December 31, 2021	166,207,190	—	1,816.5	10.8	(1,221.4)	605.9
Equity-based compensation	—	—	22.3	—	—	22.3
Issuance of shares related to exercise of warrants	4,859,162	—	54.2	—	—	54.2
Issuance of shares related to exercise of optional shares purchase options	7,500,000	—	75.0	—	—	75.0
Net loss	—	—	—	—	(355.1)	(355.1)
Other comprehensive loss	—	—	—	(18.0)	—	(18.0)
Issuance of shares for Restrictive Stock Units vesting	1,117,307	—	—	—	—	—
Balance as of December 31, 2022	179,683,659	$—	$1,968.0	$(7.2)	$(1,576.5)	$384.3

See accompanying notes to consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	2022	2021	2020
Net loss	$(355.1)	$(257.9)	$(122.8)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	243.0	240.6	231.8
Gain on sale of fixed assets	(0.2)	—	—
Restructuring, impairment, site closures and related costs	—	2.0	—
Amortization of favorable/unfavorable leasehold interests, net	—	3.7	3.1
Loss on extinguishment of debt and amortization of debt issuance costs and fees, net	3.9	10.1	5.8
Goodwill impairment (Note 9)	153.6	—	—
Recovery of notes receivable from affiliate (Note 21)	—	—	(97.7)
Equity-based compensation	22.3	9.5	8.2
Reversal of provision for doubtful accounts	(0.5)	(1.2)	(5.5)
Change of fair value of warrant liabilities	(11.8)	25.5	—
Deferred income taxes	(2.3)	(48.2)	1.1
Non-cash interest expense, net	10.2	9.7	12.0
Changes in operating assets and liabilities, excluding impact of acquisitions and dispositions:
Accounts receivable	(10.9)	16.4	37.4
Prepaid and other current assets	2.2	3.6	15.0
Due from affiliates	—	—	0.8
Other assets	(2.8)	6.5	4.3
Operating lease right-of-use assets	34.9	—	—
Operating lease liabilities	(33.9)	—	—
Accounts payable	(0.8)	(10.1)	(7.1)
Accrued expenses	17.0	(22.9)	10.2
Due to affiliates	—	(22.7)	(2.1)
Other liabilities	28.6	61.2	22.1
Net cash provided by operating activities	97.4	25.8	116.6
Cash flows from investing activities:
Purchases for property and equipment	(131.8)	(77.5)	(83.2)
Amounts received from (advanced to) affiliate (Note 21)	—	117.1	(19.4)
Net cash (used in) provided by investing activities	(131.8)	39.6	(102.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and other financing obligations	42.0	40.0	91.7
Proceeds from recapitalization, net of issuance costs	—	434.5	—
Capital contribution	—	5.2	—
Proceeds from sale-leaseback financing	30.0	5.0	46.0
Repayment of long-term debt	(46.9)	(461.7)	(10.3)
Repayment of finance leases and other financing obligations	(49.2)	(62.1)	(36.4)
Proceeds from the exercise of warrants, net of redemptions	1.3	—	—
Proceeds from the exercise of the optional shares purchase options	75.0	—	—
Capital redemption	—	(97.9)	—
Net cash provided by (used in) financing activities	52.2	(137.0)	91.0
Effect of foreign currency exchange rates on cash	(5.1)	3.3	2.7
Net increase (decrease) in cash	12.7	(68.3)	107.7
Cash at beginning of period	52.4	120.7	13.0
Cash at end of period	$65.1	$52.4	$120.7
CYXTERA TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	2022	2021	2020
Supplemental cash flow information:
Cash (refund) paid for income taxes, net	$(0.4)	$4.5	$3.6
Cash paid for interest	$40.8	$58.6	$157.4
Non-cash purchases of property and equipment	$38.5	$65.7	$55.3
See accompanying notes to consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and description of the business

Cyxtera Technologies, Inc. (“Cyxtera” or the “Company”) is a global data center leader in retail colocation and interconnection services. Cyxtera’s data center platform consists of 65 data centers across 33 markets on three continents.

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

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” and “Cyxtera” refer to the consolidated operations of Cyxtera Technologies, Inc. and its subsidiaries. References to “SVAC” refer to Starboard Value Acquisition Corp. prior to the consummation of the Business Combination and references to “Legacy Cyxtera” refer to the former Cyxtera Technologies, Inc. (now known as Cyxtera Technologies, LLC) prior to the consummation of the Business Combination.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share (“Class A common stock”), issued to Legacy Cyxtera’s shareholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share related to Legacy Cyxtera common stock prior to the Business Combination have been retroactively restated as shares of Class A common stock reflecting the effective exchange ratio of 120,568,182 utilized in the Business Combination. Refer to Note 3 for further discussion of the Cyxtera and SVAC Business Combination.

The Company has a revolving facility of $120.1 million ($42.0 million drawn as of December 31, 2022) and long-term debt of $869.0 million, which would have matured in November 2023 and May 2024, respectively. Subsequent to year-end, the Company entered into an amendment to its revolving facility which, among other things, extended the maturity date under such facility to April 2, 2024. See Note 22—Subsequent Events for more information. Based on our current forecast, which considers quantitative factors that are known or reasonably knowable as of the date of these financial statements, including the amendment described above, we believe that the cash generated from operations will be sufficient to fund our operating activities for at least the next twelve months from the date of issuance of these financial statements. We are actively attempting to extend, refinance or repay our long-term debt and are taking actions to improve our operating cash flows. However, if the Company cannot successfully extend its revolving credit facility and long-term debt, or refinance or repay the revolving credit facility and the long-term debt (which mature on April 2, 2024 and May 1, 2024, respectively) with proceeds from other sources, such as new debt, equity capital, or sales of assets, the Company will not be able to meet its financial obligations due beyond twelve months from the date of issuance of these December 31, 2022 financial statements and specifically twelve months from April 2, 2023.
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

b)Risks and uncertainties

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, asset and goodwill impairments, allowance for doubtful accounts, stock-based compensation forfeiture rates, the incremental borrowing rate for leases, future asset retirement obligations and the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements. Actual results and outcomes may differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

d)Financial instruments and concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. The Company operates primarily in the United States; realization of its customer accounts receivable and its future operations and cash flows could be affected by adverse economic conditions in the United States. During the years ended December 31, 2022, 2021 and 2020, Lumen Technologies Inc, formerly known as CenturyLink Inc., (“Lumen”), the Company’s largest customer, accounted for approximately 10%, 11%, and 14%, respectively, of the Company’s consolidated revenue. Revenues from Lumen are recognized pursuant to a Master Services Agreement (the “MSA”), dated May 1, 2017, between the Company and Lumen. The MSA originally had an initial term of three years, subject to renewal, and contained provisions related to rental of space for an initial term of 10 years, subject to renewal – see Note 11—Leases, for the related disclosure on minimum lease receipts. On July 10, 2020, the Company entered into a new master agreement with Lumen (the “Master Agreement”). The Master Agreement replaced the MSA with retroactive effect to May 1, 2020, and provides for services with staggered terms through April 30, 2025. Provisions related to the rental of space were included on substantially the same terms as provided under the MSA. In connection with the execution and delivery of the Master Agreement, the Company also settled various other amounts due from and due to Lumen, which resulted in a net gain of approximately $11.0 million. This net gain will be recognized over the five-year term of the Master Agreement. During the years ended December 31, 2022, 2021 and 2020, no other customer accounted for more than 5% of the Company’s consolidated revenues.

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

The Company’s construction in progress is stated at original cost. Construction in progress consists of costs incurred under construction contracts, including services related to project management, engineering and schematic design, design development and construction and other construction-related fees and services. The Company has contracted out substantially all of its current construction and expansion projects to independent contractors. In addition, the Company generally capitalizes interest costs during the construction phase. During the years ended December 31, 2022 and 2021, the Company capitalized interest of $4.5 million and $1.7 million, respectively. At the time a construction or expansion project becomes operational, these capitalized costs are allocated to certain property and equipment assets and are depreciated over the estimated useful lives of the underlying assets.

Major improvements are capitalized, while maintenance and repairs are expensed when incurred.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

f)Long-lived assets

Long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events and circumstances that would trigger an impairment review include, but are not limited to, a significant decrease in market price of a long-lived asset, a significant adverse change in legal factors or business climate that could affect the value of a long-lived asset, or a continuous deterioration of the Company’s financial condition. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment charges on long-lived assets during the years ended December 31, 2022, 2021 and 2020.

g)Asset retirement obligations

The Company has asset retirement obligations (each an “ARO”) primarily associated with its obligations to retire long-lived assets from leased properties under long-term arrangements and, to a lesser extent, the removal and disposal of fuel tanks from both leased and owned properties. AROs are initially measured at fair value and recognized at the time the obligation is incurred. Upon initial recognition, a liability for the retirement obligation is recorded. The associated cost is capitalized as part of the cost basis of the related long-lived asset and depreciated over the useful life of that asset. We have several leases that require remediation of the leased premises and/or removal of all of the Company’s owned property and equipment from the leased premises at the expiration of the lease term. The Company’s ARO liability associated with these activities is recorded within other liabilities and was $7.2 million and $6.9 million as of December 31, 2022 and 2021, respectively, and the related cost is capitalized within property, plant and equipment on the consolidated balance sheets.

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

The Company conducts goodwill impairment testing as of October 1st of each year or whenever an indicator of impairment exists. The Company has the option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, then the Company will not be required to perform a quantitative test. However, if the Company concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, then it is required to perform a quantitative impairment test. The quantitative test compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

k)Revenue

Revenue recognition

Cyxtera derives the majority of its revenues from recurring revenue streams, consisting primarily of colocation service fees. The Company derives revenue from colocation service fees, which include fees for the licensing of space, power and interconnection services. The Company derives the significant majority of its colocation revenue from sales to customers in the United States, based upon the service address of the customer. Revenue derived from customers outside the United States, based upon the service address of the customer, was not significant in any individual foreign country. The remainder of the Company’s revenues are derived from non-recurring charges, such as installation fees and professional services, including remote support to troubleshoot technical issues and turnkey structured cabling solutions. The Company’s revenue contracts are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), with the exception of certain contracts that contain lease components and are accounted for in accordance with ASC Topic 842, Leases (“Topic 842”).

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

l)Leases

The Company determines if an arrangement is or contains a lease at its inception. The Company enters into lease arrangements primarily for data center spaces, office spaces and equipment. The Company recognizes a right-of-use (“ROU”) asset and lease liability on the consolidated balance sheets for all leases with a term longer than 12 months, including renewals.

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

The majority of the Company’s lease arrangements include options to extend the lease. If the Company is reasonably certain to exercise such options, the periods covered by the options are included in the lease term. The Company recognizes rental expenses for operating leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. The depreciable lives of certain fixed assets and leasehold improvements are limited by the expected lease term. The Company has certain leases that have an initial term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For such leases, the Company elected not to recognize any ROU asset or lease liability on the consolidated balance sheets. The Company has lease agreements with lease and non-lease components. The Company elected to account for the lease and non-lease components as a single lease component for all classes of underlying assets for which the Company has identified lease arrangements with non-lease components.

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

m)Restructuring charges

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

n)Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 480, Distinguishing Liabilities from Equity (“ASC Topic 480”), and FASB ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Upon the consummation of the Business Combination, Cyxtera assumed certain warrants issued by SVAC. Such warrants consisted of public warrants issued in SVAC’s initial public offering (“IPO”) (the “Public Warrants”) and warrants issued by SVAC to the SVAC Sponsor, LLC (the “Sponsor”) and certain clients of Starboard Value LP (the “Forward Purchasers”) in private placement transactions (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”). The Public and Private Placement Warrants were reallocated upon the consummation of the Business Combination and recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination.

In December 2021, the Company announced that it would redeem all Public Warrants and Private Placement Warrants that remained outstanding at 5:00 p.m., New York City time, on January 19, 2022. In January 2022, the remaining Public Warrants and Private Placement Warrants were either exercised by the holders, or were redeemed by the Company. As a result, the Company derecognized the $64.7 million of the warrant liabilities and recognized a gain of $11.8 million (see Note 13).

o)Income taxes

The Company files a consolidated US federal, state, local and foreign income tax returns where applicable.

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more-likely-than-not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents.

p)Equity-based compensation

SIS Profit Interest Units

SIS has issued equity awards in the form of profit interest units (“PIUs”) to certain employees of Cyxtera and its affiliates. Compensation expense related to PIU awards is based on the fair value of the underlying units on the grant date. Fair value of PIUs is estimated using a Black-Scholes option pricing model (“OPM”), which requires assumptions as to expected volatility, dividends, term and risk-free rates. These PIUs vest based on a service condition. For additional information regarding equity-based compensation, see Note 15—Stock-based compensation.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation

The Company maintains the 2021 Omnibus Incentive Plan (the “2021 Plan”), an equity incentive plan under which the Company may grant equity incentive awards, including non-qualified stock options, restrictive stock units (“RSUs”) and performance stock units (“PSUs”), to employees, officers, directors and consultants. The Company records stock-based compensation expense based on the fair value of stock awards at the grant date and recognizes the expense over the vesting period on a straight-line basis. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience. Our assumption used to calculate the volatility of the stock options is based on public peer companies. The fair value of each restricted stock unit is estimated on the grant date using the closing stock price of Class A common stock that is being traded on the Nasdaq Stock Market, LLC (“Nasdaq”). Forfeitures are recorded as they occur. Compensation expense is recognized over the requisite service period for each separately vesting portion of the award, and only for those awards expected to vest.

The Company has an employee stock purchase plan (“ESPP”) under which shares of the Company’s stock are available for purchase by eligible participants. The plan allows participants to purchase the Company’s Class A common stock at 85% of its fair market value at the lower of (i) the date of commencement of the offering period or (ii) the last day of the exercise period, as defined in the plan documents. The fair value of purchases under the Company’s employee stock purchase plans is estimated using the Black-Scholes option-pricing valuation model. The determination of fair value of stock-based awards using an option-pricing model is affected by the Company’s stock price as well as assumptions pertaining to several variables, including expected stock price volatility, the expected term of the award and the risk-free rate of interest. In the option-pricing model for the Company’s employee stock purchase plans, expected stock price volatility is based on historical volatility of the Company’s common stock.

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

q)    Advertising expenses

Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses of $4.1 million, $3.2 million and $2.4 million were recorded during the years ended December 31, 2022, 2021 and 2020, respectively.

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

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Reference Rate Reform (Topic 848). Topic 848 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 21, 2022 through December 31, 2024. The Company is evaluating the impact that the adoption of these standards will have on its consolidated financial statements.

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted the amendments in Topic 740 as of January 1, 2022, without a material impact on our consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt: Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021. The Company adopted this new guidance on January 1, 2022 without a material impact on its consolidated financial statements.

In February 2016, FASB issued Topic 842, which replaced the guidance in former ASC Topic 840, Leases. The new lease guidance increases transparency and comparability among organizations by requiring the recognition of the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s future obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) an operating lease ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The accounting for the Company’s finance leases remains substantially unchanged. Topic 842 allows entities to adopt using one of two methods: the modified retrospective transition method or the alternative transition method.

During the year ended December 31, 2022, the Company adopted Topic 842, with an effective date of January 1, 2022, using the alternative transition method. Therefore, results for reporting periods beginning after January 1, 2022 are presented under Topic 842, while comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. The Company recognized the cumulative effects of initially applying the standard as an adjustment to the operating lease right-of-use assets, intangible assets, operating lease liabilities and other liabilities in the period of adoption.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Adoption of the standard had a significant impact on the Company’s consolidated balance sheets, including the (1) recognition of new ROU assets and liabilities on its balance sheet for all operating leases; and (2) reclassification of previously recognized lease abandonment liabilities, deferred rent, and favorable and unfavorable lease interests, as a reduction of or addition to the ROU assets recognized at adoption. The adoption of the standard did not have a significant impact on the consolidated statements of operations and statements of cash flow. The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2022 due to the adoption of Topic 842 was as follows (in millions):

Balance Sheet	Balances at December 31, 2021	Adjustments due to adoption of Topic 842	Balances at January 1, 2022
Assets
Operating lease right-of-use assets	$—	$290.6	$290.6
Intangible assets, net	519.8	(32.7)	487.1
Liabilities
Current portion of operating lease liabilities	—	32.2	32.2
Operating lease liabilities, less current portion	—	319.0	319.0
Other liabilities	158.2	(93.3)	64.9

See Note 11—Leases for additional information.

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

As a result of the Business Combination, 106,100,000 shares of Class A common stock were issued to SIS, the sole stockholder of Legacy Cyxtera prior to the Business Combination, and 25,000,000 shares of Class A common stock were issued to certain qualified institutional buyers and accredited investors, at a price of $10.00 per share, for aggregate consideration of $250.0 million, for the purpose of raising additional capital for use by the combined company following the closing of the Business Combination and satisfying one of the conditions to the closing (the “PIPE Investment”). Additionally, as a result of the Business Combination, 10,526,315 shares of Class A common stock were issued to the Forward Purchasers for $100 million and 10,105,863 shares of SVAC Class B common stock held by the Sponsor, automatically converted to 10,105,863 shares of Class A common stock.

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

After giving effect to the Transactions, the redemption of the Public Shares as described above, the issuance of shares as part of the forward purchase and the consummation of the PIPE Investment, there were 165,978,740 shares of Class A common stock issued and outstanding, immediately following the completion of the Business Combination. The Class A common stock and Public Warrants (as defined in Note 4) commenced trading on the Nasdaq on July 30, 2021. As noted above, an aggregate of $261.8 million was paid from SVAC’s trust account to holders that properly exercised their right to have Public Shares redeemed, and the remaining balance immediately prior to the closing remained in the trust account. After taking into account the funds of $142.5 million in the trust account and $1.4 million from SVAC’s cash operating accounts after redemptions, the $250.0 million in gross proceeds from the PIPE Investment and the $100.0 million in gross proceeds from the forward purchase, the Company received approximately $493.9 million in total cash from the Business Combination, before direct and incremental transaction costs of approximately $59.4 million and debt repayment of $433.0 million, plus accrued interest. The $433.0 million debt repayment includes the full repayment of Legacy Cyxtera’s 2017 Second Lien Term Facility (as defined in Note 12) of $310.0 million and pay down of Legacy Cyxtera’s Revolving Facility and 2021 Revolving Facility (each as defined in Note 12) of $123.0 million, plus accrued interest.

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(1)Represents $41.8 million of non-cash Public Warrants and Private Placement Warrants liabilities assumed.

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

The Company’s potential dilutive shares, which include previously outstanding public warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), unvested employee stock options, unvested restricted stock units (“RSUs”), unvested performance stock units (“PSUs”), unissued employee stock purchase plan shares (“ESPP shares”) and options that were issued to the Forward Purchasers and SIS pursuant to the Optional Share Purchase Agreement and subsequently exercised in 2022, have been excluded from diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of December 31, 2022 and 2021, from the computation of diluted net loss per share because including them would have an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Public and Private Warrants (2)	—	19,356,867
Unvested employee stock options	830,547	849,233
Unvested restrictive stock units	3,938,963	3,347,511
Optional shares (1)	—	7,500,000
Unvested performance stock units	349,766	—
Unissued employee stock purchase plan shares	159,626	—
Total shares	5,278,902	31,053,611

(1) Optional shares were excluded from the computation of diluted loss per share for the periods these instruments represented potential dilutive common stock equivalents during the year ended December 31, 2022.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On January 1, 2022, the Company adopted Topic 842, and reclassified $53.0 million of the restructuring liability reserve representing lease abandonment liabilities to the ROU asset. As of December 31, 2022, the restructuring liability reserve relates to the ASC 420, Exit or Disposal Cost Obligations, lease abandonment liability for Moses Lake, which was in excess of the ROU asset adjustment. The restructuring liability reserve is included in other liabilities in the consolidated balance sheets.

The activity in the restructuring liability reserve for the years ended December 31, 2022 and 2021, was as follows (in millions):

	2022	2021
Beginning balance	$62.3	$—
Lease termination costs	—	64.4
Reclassification of deferred rent credits	—	3.4
Reclassification of the restructuring liability to ROU Asset	(53.0)	—
Accretion	0.6	3.5
Payments	(1.2)	(9.0)
Ending balance	$8.7	$62.3

During the years ended December 31, 2022 and 2021, the Company recorded accretion of $0.6 million, and $3.5 million, respectively, in connection with the exits, recorded in restructuring, impairment, site closures and related costs in the consolidated statements of operations. There was no accretion expense in 2020 in connection with restructuring liability reserve.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.    Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into recurring revenues and non-recurring revenues. Cyxtera derives the majority of its revenues from recurring revenue streams, consisting primarily of colocation service fees. These fees are generally billed monthly and recognized ratably over the term of the contract. The Company’s non-recurring revenues are primarily composed of installation services related to a customer’s initial deployment and professional services the Company performs. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) as discussed in Note 2.

	2022	2021	2020
Recurring revenue	$710.6	$671.5	$657.4
Non-recurring revenues	35.4	32.2	33.1
Total	$746.0	$703.7	$690.5

Contract balances

The following table summarizes the opening and closing balances of the Company’s receivables; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Receivables	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Closing balances as of December 31, 2019	$65.2	$32.5	$23.8	$14.6	$9.6
Net (decrease) increase during the year ended December 31, 2020	(31.7)	(8.7)	(7.0)	1.0	8.5
Closing balances as of December 31, 2020	33.5	23.8	16.8	15.6	18.1
Net (decrease) increase during the year ended December 31, 2021	(15.2)	(6.6)	(4.7)	(1.1)	(3.4)
Closing balances as of December 31, 2021	18.3	17.2	12.1	14.5	14.7
Net (decrease) increase during the year ended December 31, 2022	10.0	(1.5)	1.7	7.9	1.0
Closing balances as of December 31, 2022	$28.3	$15.7	$13.8	$22.4	$15.7
The difference between the opening and closing balances of the Company’s contract assets and deferred revenues primarily results from the timing difference between the Company’s performance obligation and the customer’s payment. The amounts of revenue recognized during the years ended December 31, 2022, 2021, and 2020, from the opening deferred revenue balance was $14.3 million, $15.6 million, and $8.2 million, respectively. During the years ended December 31, 2022, 2021 and 2020, no impairment loss related to contract balances was recognized in the consolidated statements of operations.

In addition to the contract liability amounts shown above, deferred revenue on the consolidated balance sheets includes $50.7 million, $46.1 million, and $44.6 million of advanced billings as of December 31, 2022, 2021 and 2020, respectively.

Contract costs

The ending balance of net capitalized contract costs as of December 31, 2022, 2021 and 2020 was $29.5 million, $29.3 million, and $40.6 million, respectively, $15.7 million, $17.2 million and $23.8 million of which were included in prepaid and other current assets in the consolidated balance sheets as of December 31, 2022, 2021 and 2020, respectively, and $13.8 million, $12.1 million, and $16.8 million of which were included in other assets in the consolidated balance sheets as of December 31, 2022, 2021 and 2020, respectively. For the years ended

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022, 2021 and 2020, $19.5 million, $26.5 million, and $35.1 million, respectively, of contract costs was amortized, $6.6 million, $15.2 million, and $24.1 million of which were included in cost of revenues, excluding depreciation and amortization in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively, and $12.9 million, $11.3 million, and $11.0 million, of which were included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.

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

Cyxtera’s remaining performance obligations under its colocation agreements represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties, such as the majority of interconnection revenues. The aggregate amount allocated to performance obligations that were unsatisfied or partially unsatisfied as of December 31, 2022, was $942.3 million, of which 43%, 27% and 31% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively. The aggregate amount allocated to performance obligations that were unsatisfied or partially unsatisfied as of December 31, 2021 was $818.0 million, of which 45%, 27% and 28% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively.

While initial contract terms vary in length, substantially all contracts automatically renew in one-year increments. Included in the performance obligations is either (1) remaining performance obligations under the initial contract terms or (2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed.

Note 7.     Balance sheet components

Allowance for doubtful accounts

The activity in the allowance for doubtful accounts during the year ended December 31, 2022 and 2021 was as follows (in millions):

	2022	2021
Beginning balance	$0.3	$1.4
Current period provisions	0.1	0.1
Recoveries and reversal of allowance	(0.3)	(1.2)
Ending balance	$0.1	$0.3

During the year ended December 31, 2022, the Company recorded recoveries and decreased our allowance by $0.3 million. During the year ended December 31, 2021, the Company recorded recoveries and decreased our allowance by $1.2 million. The allowance for doubtful accounts was impacted to a lesser extent from foreign currency translation during the same period.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Factored receivables

On February 9, 2021, a subsidiary of Cyxtera entered into a Master Receivables Purchase Agreement (the “Factoring Agreement”) with Nomura Corporate Funding America, LLC (the “Factor”) to factor up to $37.5 million in open trade receivables at any point during the term of the commitment, which could be extended for a period of 540 days provided that the Factor had the right to impose additional conditions to its obligations to complete any purchase after 360 days. The Factor did not impose any such additional conditions. Pursuant to the terms of the arrangement, a subsidiary of the Company would, from time to time, sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The agreement allowed for up to 85% of the face amount of an invoice to be factored. The unused balance fee under the arrangement was 2%. During the year ended December 31, 2022, the Company’s subsidiary factored $10.9 million receivables and received $10.7 million, net of fees of $0.2 million. During the year ended December 31, 2021, the Company’s subsidiary factored $101.2 million receivables and received $99.5 million, net of fees of $1.7 million. Cash collected under this arrangement is reflected within the change in accounts receivables in the consolidated statement of cash flows. On August 31, 2022, the Company terminated the Factoring Agreement.

Accounts Receivable Sales Program

On August 31, 2022, the Company entered into an Accounts Receivable Sales Program with PNC Bank, National Association and the other parties thereto (the “A/R Program”) for an investment limit of $37.5 million, which terminates on August 31, 2025 unless extended. Under the A/R Program, certain of the Company’s wholly owned subsidiaries continuously sell (or contribute) receivables to a wholly owned special purpose entity at fair market value. The Company then designates certain of the receivables to be sold by the special purpose entity to an unaffiliated financial institution (the “Purchaser”) and the special purpose entity grants a security interest in the remaining receivables to the Purchaser such that the Purchaser has recourse to all receivables transferred to the special purpose entity to recover its investment. Although the special purpose entity is a wholly owned subsidiary of the Company, it is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of its assets prior to any assets or value in such special purpose entity becoming available to its equity holders and its assets are not available to pay other creditors of the Company. As of December 31, 2022, the Company had $17.3 million drawn on the investment limit. The investments sold by the Company bears a discount based on a variable rate which is based on the Secured Overnight Financing Rate (“SOFR”) plus a margin.

All transactions under the A/R Program and the Factoring Agreement were accounted for as a true sale in accordance with ASC 860, Transfers and Servicing (“Topic 860”). Following the sale and transfer of the receivables to the Purchaser, the receivables are legally isolated from the Company and its subsidiaries, and the Company sells, conveys, transfers and assigns to the Purchaser all its rights, title and interest in the receivables. Receivables sold are derecognized from the statement of financial position. The Company continues to service, administer and collect the receivables on behalf of the Purchaser. The Company recognizes a liability for amounts collected on behalf of the Purchaser in accordance with Topic 860. As of December 31, 2022, the Company reported a liability of $20.2 million due to the Purchaser in other current liabilities in the consolidated balance sheets.

Prepaid and other current assets

Prepaid and other current assets consist of the following as of December 31, 2022 and 2021 (in millions):

	2022	2021
Contract asset, current	$15.7	$17.2
Prepaid expenses	22.2	19.3
Other current assets	0.2	1.0
Total prepaid and other current assets	$38.1	$37.5

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8.    Property, plant and equipment, net

Property, plant and equipment, net consist of the following as of December 31, 2022 and 2021 (in millions):

	2022	2021
Land	$10.6	$10.6
Buildings	1,168.3	1,030.4
Leasehold improvements	945.8	933.5
Personal property	253.3	222.9
Construction in progress	135.5	65.2
	2,513.5	2,262.6
Less: accumulated depreciation and amortization	(874.9)	(731.8)
Property, plant and equipment, net	$1,638.6	$1,530.8

Assets under finance leases (formerly known as capital leases) and related accumulated amortization are $1,130.9 million and $235.2 million, respectively, as of December 31, 2022, and $943.8 million and $193.4 million, respectively, as of December 31, 2021.

Depreciation and amortization expense amounted to $182.7 million, $180.3 million, and $171.4 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

Note 9.    Goodwill and Intangible assets

Goodwill was $599.6 million and $761.7 million as of December 31, 2022 and 2021, respectively. The changes in the carrying amount of goodwill during the years ended December 31, 2022 and 2021 are as follows (in millions):

Balance as of January 1, 2021	$762.2
Impact of foreign currency translation	(0.5)
Balance as of December 31, 2021	761.7
Goodwill Impairment	(153.6)
Impact of foreign currency translation	(8.5)
Balance as of December 31, 2022	$599.6

In addition, the Company has indefinite-lived intangible assets, which consist of internet protocol addresses of $1.3 million and $0.5 million as of December 31, 2022 and 2021, respectively.

Summarized below are the carrying values for the major classes of amortizing intangible assets as of December 31, 2022 and 2021 (in millions):

	2022			2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$768.0	$(341.7)	$426.3	$768.0	$(281.4)	$486.6
Favorable leasehold interests	—	—	—	57.6	(24.9)	32.7
Developed technology	0.3	(0.3)	—	0.3	(0.3)	—
Total intangibles	$768.3	$(342.0)	$426.3	$825.9	$(306.6)	$519.3

The main changes in the carrying amount of each major class of amortizing intangible assets during the years ended December 31, 2022 and 2021 was amortization and, to a lesser extent, the impact of foreign currency

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

translation. In addition, on January 1, 2022, the Company adopted Topic 842 and reclassified the favorable leasehold interests to ROU assets.

Amortization expense on intangible assets, excluding the impact of unfavorable leasehold interest amortization, amounted to $65.6 million and $66.2 million, respectively, for the years ended December 31, 2022 and 2021. Amortization expense for all intangible assets, except favorable leasehold interests, was recorded within depreciation and amortization expense in the consolidated statements of operations. As of December 31, 2021, the Company had $16.2 million of unfavorable leasehold interests included within other liabilities in the accompanying consolidated balance sheets. Favorable leasehold amortization of $5.9 million, and unfavorable leasehold amortization of $2.3 million was recorded within cost of revenues, excluding depreciation and amortization in the consolidated statements of operations for the years ended December 31, 2021.

The Company estimates annual amortization expense for existing intangible assets subject to amortization is as follows (in millions):

For the years ending:
2023	$60.3
2024	60.3
2025	60.3
2026	60.3
2027	60.3
Thereafter	124.8
Total amortization expense	$426.3

Impairment tests

The Company performs annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. The Company performed the annual impairment test on October 1, 2022, and concluded there was no impairment. During the quarter ended December 31, 2022, management identified various qualitative factors collectively, indicated the Company had triggering events, including the substantial decrease in stock price, for which the Company performed a quantitative assessment as of November 30, 2022. For purposes of the Company’s 2022 quantitative annual impairment test of goodwill, fair value measurements were determined using the market capitalization based on total value of the Company as determined on a public exchange plus a control premium. As a result of the quantitative assessment performed, the implied fair value of the Company was less than carrying value as of November 30, 2022, and, as a result a pre-tax, non-cash goodwill impairment charge of $153.6 million was recorded for the difference.

During the year ended December 31, 2021, the Company performed a qualitative assessment, which consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. No impairment charges were recorded during the years ended December 31, 2021 and 2020. As of December 31, 2021, the Company concluded goodwill was not impaired as the fair value of the reporting unit exceeded its carrying value, including goodwill.

Note 10. Fair value measurements

The fair value of cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate their carrying value because of the short-term nature of these instruments. Refer to Note 13 for the fair value measurement disclosures related to the warrant liabilities.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The carrying values and fair values of other financial instruments are as follows as of December 31, 2022 and 2021 (in millions):

	2022		2021
	Carrying value	Fair value	Carrying value	Fair value
2017 First Lien Term Facility	$772.2	$780.0	$778.3	$780.0
2019 First Lien Term Facility	96.8	98.0	97.5	98.0
Revolving Facility	—	—	2.7	2.7
2021 Revolving Facility	42.0	42.0	37.3	37.3

The fair value of our First Lien Term Facility (as defined in Note 12) as of December 31, 2022 and 2021 was based on the quoted market price for this instrument in an inactive market, which represents a Level 2 fair value measurement. The carrying value of the Revolving Facility (as defined in Note 12) and the 2021 Revolving Facility (as defined in Note 12) approximates estimated fair value as of December 31, 2022 and 2021 due to the variability of interest rates. Debt issuance costs of $4.0 million and $7.5 million, respectively, as of December 31, 2022 and 2021 are not included in the carrying value of these instruments as shown above.

Note 11. Leases

The Company determines if an arrangement is or contains a lease at inception. The Company enters into lease arrangements primarily for data center spaces, office spaces and equipment. The Company recognizes an ROU asset and lease liability on the consolidated balance sheets for all leases with a term longer than 12 months. The leases have remaining lease terms of 1 year to 32 years. As of December 31, 2022, the Company recorded finance lease assets of $1,130.9 million, net of accumulated amortization of $235.2 million, within property and equipment, net.

Lease Expenses

The components of lease expenses and income are as follows (in millions):

Year Ended December 31, 2022
Finance lease cost
Amortization of ROU assets (1)	$57.8
Interest on lease liabilities (2)	114.2
Total finance lease cost	172.0

Operating lease cost (3)(6)	59.8
Variable lease cost (4)	14.4
Sublease income (5)	(15.6)
Total lease cost	$230.6

(1) Amortization of assets under finance leases is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
(2) Interest on lease liabilities is included in interest expense, net in the Company’s consolidated statements of operations.
(3) Operating lease costs for data centers is included in cost of revenue, excluding depreciation and amortization in the Company’s consolidated statements of operations. Operating lease costs for office leases is included in selling, general and administrative expenses in the Company’s consolidated statements of operations.
(4) Variable lease costs for operating leases is included in costs of revenue, excluding depreciation and amortization in the Company’s consolidated statements of operations.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) The Company has subleases for certain data centers with a couple of our customers. The Company also has a sublease of the Addison office space described in Note 5. Sublease and lease income of $13.8 million in connection with our customers is included in revenues in the Company’s consolidated statements of operations. Sublease income of $1.8 million in connection with the Addison office lease is included in restructuring, impairment, site closures and related costs in the Company’s consolidated statements of operations.
(6) During the year ended December 31, 2022, the Company recognized $5.2 million of restructuring expenses recorded in restructuring, impairment, site closures and related costs in the consolidated statements of operations. The restructuring costs were composed of $5.8 million of operating lease cost, $0.6 million of variable lease cost, and $0.6 million of accretion expense, net of $1.8 million of income recognized from the Addison sublease.

Lease costs for short-term leases were inconsequential for the year ended December 31, 2022.

Other Information

Other information related to leases is as follows (in millions):

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$104.0
Operating cash outflows from operating leases	59.6
Financing cash outflows from finance lease	49.2

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	165.4
Operating leases	272.5

As of December 31, 2022
Weighted-average remaining lease term (in years) - finance leases(1)	20.5
Weighted-average remaining lease term (in years) - operating leases(1)	9.8
Weighted-average discount rate - finance leases	10.0%
Weighted-average discount rate - operating lease	8.9%

(1) Includes renewal options that are reasonably certain to be exercised.

Maturities of Lease Liabilities

Maturities of lease liabilities under Topic 842 as of December 31, 2022 are as follows (in millions):

	Operating Leases(1)	Finance Leases	Total
2023	$60.0	$154.8	$214.8
2024	59.6	145.3	204.9
2025	51.2	147.6	198.8
2026	46.7	142.0	188.7
2027	44.4	120.3	164.7
Thereafter	220.0	2,479.3	2,699.3
Total lease payments	$481.9	$3,189.3	$3,671.2
Less: imputed interest	$(174.6)	$(2,067.5)	$(2,242.1)
Total	$307.3	$1,121.8	$1,429.1

(1) Minimum lease payments have not been reduced by minimum sublease rentals of $147.4 million due in the future under non-cancelable subleases.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease receipts under operating lease obligations under Topic 842 as of December 31, 2022 are as follows (in millions):

Lease receipts
2023	$26.0
2024	26.0
2025	26.1
2026	26.1
2027	19.3
Thereafter	32.0
Total minimum lease receipts	$155.5

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

Total rent expense, including the net impact from the amortization of ROU asset, was approximately $118.5 million for the year ended December 31, 2022 and is included within cost of revenues, excluding depreciation and amortization in the consolidated statements of operations.
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

Interest expense recorded in connection with finance leases (formerly known as capital leases) and sale-leaseback financings totaled $114.2 million and $101.5 million, respectively, for the years ended December 31, 2022 and 2021 and is included within interest expense, net in the accompanying consolidated statements of operations.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale-leaseback financings

The Company enters sale-leaseback financings, primarily relating to equipment. Amortization of assets under finance leases is included in depreciation and amortization expense in the Company’s consolidated statements of operations. Payments on sale-leaseback financings are included in repayments of sale-leaseback financings in the Company’s consolidated statements of cash flows.

During the years ended December 31, 2022 and 2021, the Company had additions to assets and liabilities recorded as sale-leaseback financings of $30.0 million and $5.0 million, respectively. During the years ended December 31, 2022 and 2021, there was no gain or loss recognized from the sale-leaseback financings.

Note 12. Long-term debt

Long-term debt consists of the following as of December 31, 2022 and 2021 (in millions):

	2022	2021
2017 First Lien Term Facility due May 2024	$772.2	$778.3
2019 First Lien Term Facility due May 2024	96.8	97.5
Revolving Facility due May 2022	—	2.7
2021 Revolving Facility due November 2023	42.0	37.3
Less: unamortized debt issuance costs	(4.0)	(7.5)
	907.0	908.3
Less: current maturities of long-term debt	(53.5)	(11.8)
Long-term debt, net current portion	$853.5	$896.5

Senior Secured Credit Facilities

On May 1, 2017, a subsidiary of the Company (the “Borrower”) entered into credit agreements for up to $1,275.0 million of borrowings under first and second lien credit facilities (together with the 2019 First Lien Term Facility and the 2021 Revolving Facility described below, collectively, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of (a) a first lien credit agreement providing for (i) a $150.0 million first lien multi-currency revolving credit facility (the “Revolving Facility”) and (ii)(a) an $815.0 million first lien term loan borrowing (the “2017 First Lien Term Facility”) and (b) a second lien credit agreement providing for a $310.0 million second lien term loan credit borrowing (the “2017 Second Lien Term Facility”). On May 13, 2019, the Borrower borrowed an additional $100.0 million under the incremental first lien loan under the first lien credit agreement (the “2019 First Lien Term Facility”). On May 7, 2021, certain of the lenders under the Revolving Facility entered into an amendment with the Borrower pursuant to which they agreed to extend the maturity date for certain revolving commitments from May 1, 2022, to November 1, 2023. Under these terms of the amendment, $141.3 million of commitments under the existing Revolving Facility were exchanged for $120.1 million of commitments under a new revolving facility (the “2021 Revolving Facility”). The 2021 Revolving Facility has substantially the same terms as Revolving Facility, except that the maturity date of the 2021 Revolving Facility is November 1, 2023. In connection with the amendment, the Company repaid $19.6 million of the outstanding balance under the Revolving Facility on May 10, 2021. The amounts owed under the 2017 Second Lien Term Facility, the Revolving Facility and the 2021 Revolving Facility were repaid in July and August 2021 following the consummation of the Business Combination—see Note 3. The Company recognized a loss on extinguishment of debt of $5.2 million, which resulted from the write off of deferred financing costs attributed to the 2017 Second Lien Term Facility. The $5.2 million loss on extinguishment of debt is included within interest expense, net in the consolidated statements of operations for the year ended December 31, 2021. Subsequent to the consummation of the Business Combination and the pay-down of the Revolving Facility and the 2021 Revolving Facility, the Company drew down an additional $40.0 million from such revolving facilities during the year ended December 31, 2021. During the year ended December 31, 2022, the Company repaid $40.0 million of the outstanding balance under the revolving facilities. Subsequent to paying down the revolving facilities, the Company drew down $42.0 million from the 2021 Revolving Facility during the year ended December 31, 2022. As of December 31, 2022, a

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total of $42.0 million was outstanding and approximately $73.1 million was available under the revolving facilities. As of December 31, 2021, a total of $40.0 million was outstanding and approximately $88.8 million was available under the revolving facilities.

The Senior Secured Credit Facilities, including the 2019 First Lien Term Facility, are secured by substantially all assets of Borrower and contain customary covenants, including reporting and financial covenants, some of which require the Borrower to maintain certain financial coverage and leverage ratios, as well as customary events of default, and are guaranteed by certain of the Borrower’s domestic subsidiaries. As of December 31, 2022, the Company believes the Borrower was in compliance with these covenants. The Revolving Facility matured in May 2022 and was not renewed. The 2021 Revolving Facility, the 2017 First Lien Term Facility and the 2019 First Lien Term Facility have an 18-month, seven-year and five-year term, respectively, and are set to expire on November 1, 2023, May 1, 2024 and May 1, 2024, respectively.

The Borrower is required to make amortization payments on each of the 2017 First Lien Term Facility and the 2019 First Lien Term Facility at a rate of 1.0% of the original principal amount per annum, payable on a quarterly basis, with the remaining balance to be repaid in full at maturity. The 2017 First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 2.0% to 3.0%. The 2019 First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 3.0% to 4.0%. The 2017 Second Lien Term Facility, which was repaid in August 2021, bore interest at a rate based on LIBOR plus a margin that varied from 6.25% to 7.25%. As of December 31, 2022, the rate for the 2017 First Lien Term Facility was 7.4%, and the rate for the 2019 First Lien Term Facility was 8.4%.

The 2021 Revolving Facility allows the Borrower to borrow, repay and reborrow over its stated term. The 2021 Revolving Facility provides a sublimit for the issuance of letters of credit of up to $30.0 million at any one time. Borrowings under the 2021 Revolving Facility bear interest at a rate based on LIBOR plus a margin that can vary from 2.5% to 3.0% or, at the Borrower’s option, the alternative base rate, which is defined as the higher of (a) the Federal Funds Rate plus 0.5%, (b) the JP Morgan prime rate or (c) one-month LIBOR plus 1%, in each case, plus a margin that can vary from 1.5% to 3.0%. As of December 31, 2022, the rate for the Revolving Facility and the 2021 Revolving Facility was 7.7%. The Borrower is required to pay a letter of credit fee on the face amount of each letter of credit, at a 0.125% rate per annum. The Revolving Facility matured in May 2022 and was not renewed. The balance of the 2021 Revolving Facility was $42.0 million as of December 31, 2022.

The aggregate maturities of our long-term debt, including the 2021 Revolving Facility, are as follows as of December 31, 2022 (in millions):

For the years ending:	Principal amount
2023	$53.5
2024	853.5
2025	—
2026	—
Total	$907.0

Interest expense, net

Interest expense, net for the years ended December 31, 2022, 2021 and 2020 consist of the following (in millions):

	2022	2021	2020
Interest expense on debt, net of capitalized interest	$45.2	$53.3	$66.6
Interest expense on capital leases	114.2	101.5	98.0
Amortization of deferred financing costs and fees	3.9	10.1	5.8
Interest income on Promissory Notes (Note 21)	—	—	(1.0)
Total	$163.3	$164.9	$169.4

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.     Warrant liabilities

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

On January 26, 2022, the Company completed the redemption of all of its outstanding warrants that were issued under the Warrant Agreement and that remained outstanding at the Redemption Time, at a redemption price of $0.10 per warrant. Between December 20, 2021, and the Redemption Time, warrant holders elected to exercise 134,443 warrants on a cash basis for $1.5 million, and 10,115,180 Public Warrants and 8,576,940 Private Warrants on a “cashless basis,” resulting in the issuance by the Company of 5,087,612 shares of Class A common stock. On January 26, 2022, the Company redeemed 1,370,760 warrants for $0.1 million, which was recorded as an expense in the change of fair value of warrant liabilities in other income (expenses), net in the consolidated statements of operations. The warrant shares were issued in transactions not requiring registration under the Securities Act in reliance on the exemption contained in Section 3(a)(9) of the Securities Act. Upon completion of the redemption, the Public Warrants ceased trading on the Nasdaq and were deregistered, to the extent unsold.

For the Public Warrants and Private Placement Warrants exercised through the Redemption Time, the warrants were marked to market through the settlement date utilizing the publicly traded closing stock price of the Public Warrants on the settlement date, with changes in the fair value through the settlement date recorded as change of fair value of warrant liabilities in other income (expenses), net in the consolidated statements of operations. Upon settlement, the remaining warrant liabilities were derecognized and the liabilities and cash received from warrant holders was recorded as consideration for the common shares issued (an increase of $54.2 million was recorded to additional paid in capital).

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no Level 3 warrant liabilities outstanding during the year ended December 31, 2022. There was a transfer between fair value measurement level (from Level 3 to Level 2) for Private Placement Warrants that were called for redemption in December 2021. The following table presents information about the Company’s movement in its Level 1 and Level 2 warrant liabilities measured at fair value during the year ended December 31, 2022 and 2021 (in millions):

(in millions)	Public Warrants (Level 1)	Private Placement Warrants (Level 2)	Private Placement Warrants (Level 3)	Total
Balance at January 1, 2021	$—	$—	$—	$—
Warrants assumed on July 29, 2021	23.2	—	18.6	41.8
Level 3 transfer-out and Level 2 transfer-in	—	18.6	(18.6)	—
Change in fair value of the warrant liabilities	15.5	10.0	—	25.5
Warrants exercised for Class A common stock	(2.6)	—	—	(2.6)
Balance at December 31, 2021	$36.1	$28.6	$—	$64.7
Warrants exercised for Class A common stock	(28.9)	(24.0)	—	(52.9)
Change in fair value of the warrant liabilities	(7.2)	(4.6)	—	(11.8)
Balance at December 31, 2022	$—	$—	$—	$—

Note 14. Shareholders’ equity

As mentioned in Note 1, the equity structure has been restated in all the comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share, issued to Legacy Cyxtera’s shareholder in connection with the Business Combination. Accordingly, the shares and corresponding capital amounts and earnings per share prior to the Business Combination have been retroactively restated as of January 1, 2020, to 115,745,455 shares, as shown in the consolidated statements of changes in shareholders’ equity. The Company’s authorized share capital consists of 510,000,000 shares of capital stock, of which 500,000,000 are designated as Class A common stock, and 10,000,000 are designated as preferred stock. As of December 31, 2020, Legacy Cyxtera had 115,745,455 shares of Class A common stock issued and outstanding, which shares were owned by SIS. On February 19, 2021, Cyxtera redeemed, cancelled and retired 9,645,455 shares of its common stock, par value $0.0001, prior to the Business Combination, held by SIS, in exchange for the payment of $97.9 million by the Company to SIS. From December 20, 2021 through the Redemption Time, 10,115,180 Public Warrants and 8,576,940 Private Placement Warrants, respectively, were exercised in accordance with the terms of the Warrant Agreement, resulting in the issuance of 5,087,612 shares of Class A common stock. In addition, on January 31, 2022, the Company issued a total of 7,500,000 Optional Shares for an aggregate purchase price of $75.0 million. As of December 31, 2022, the Company had 179,683,659 shares of Class A common stock issued and outstanding. Effective July 29, 2022, the SIS interest in the Company’s Class A common stock was distributed to BCEC-SIS Holdings L.P (the “BC Stockholder”), Medina Capital Fund II - SIS Holdco, L.P. (“Medina Stockholder”) and other owners of SIS, resulting in BC Stockholder. owning 38.0% of the Company’s Class A common stock, Medina Stockholder owning 12.8% of the Company’s Class A common stock, and the remaining portion of the SIS’s ownership was distributed to other shareholders. Prior to the SIS distribution, SIS owned 61.5% of the Company’s Class A common stock. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Stock-based compensation

Stock-based compensation includes stock options, RSUs, PSUs and class B units in SIS Holdings LP, which are awarded to employees, and directors of the Company, and also includes shares purchased under the ESPP. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award based on its grant date fair value. Stock-based compensation expense is included within cost of revenues, excluding depreciation and amortization, and selling, general and administrative expense in the consolidated statements of operations.

SIS Holdings LP Class B Profit Units

SIS adopted the SIS Holdings LP Class B Unit Plan (the “SIS Plan”) in May 2017. The purpose of the SIS Plan was to promote the interests of SIS and its controlled affiliates, including Cyxtera and Appgate, Inc. (the Company’s former cybersecurity business) (“Appgate”), by (a) attracting and retaining officers, directors, managers, employees and consultants of SIS and its controlled affiliates and (b) enabling such persons to acquire an equity interest in and participate in the long-term growth and financial success of SIS and its controlled affiliates. 1,000,000 Class B profit interest units were available for issuance pursuant to awards under the SIS Plan. Class B units issued under the SIS Plan are limited partnership units in SIS and are subject to the terms and conditions of the Amended and Restated Limited Partnership Agreement of SIS, dated May 1, 2017.

All awards were issued in 2017, 2018 and 2019 (none were issued in 2020, 2021 or 2022). Awards under the SIS Plan are subject to a vesting schedule measured by a service condition such that awards vest 25% after the first anniversary of issue date (or, with respect to certain employees, the earlier of their hire date and May 1, 2017) and the remainder vest in equal monthly installments over the 42 months following the initial vesting date. In addition, vesting of all unvested units will be accelerated upon the satisfaction of a performance condition, namely an “exit event.” An exit event is defined as a change of control through sale of all or substantially all of the assets of SIS and its subsidiaries (whether by merger, recapitalization, stock sale or other sale or business combination, including the sale of any subsidiary accounting for all or substantially all of the revenues of SIS and its subsidiaries on a consolidated basis) or any transaction resulting in a change of in excess of 50% of the beneficial ownership of the voting units of SIS. The holders of the Class B units were not required to make any capital contributions to SIS or the Company in exchange for their Class B units and are entitled to receive distributions on their vested units (including those accelerated upon an exit event).

A summary of PIU awards granted by SIS to the employees of the Company, for the years ended December 31, 2022, 2021 and 2020 is presented below:

	Number of units	Weighted-average grant date fair value
Outstanding at January 1, 2020	686,714	$82.65
Forfeited	(48,995)	$(81.95)
Outstanding at December 31, 2020	637,719	$82.70
Forfeited	(4,407)	$(89.00)
Outstanding at December 31, 2021	633,312	$82.63
Forfeited	—	$—
Outstanding at December 31, 2022	633,312	$82.63
Equity-based compensation costs totaled $0.8 million, $6.3 million, and $7.5 million, respectively, for the years ended December 31, 2022, 2021 and 2020, of which $0.8 million, $6.0 million, and $6.9 million, respectively, is included in selling, general and administrative expenses and an inconsequential amount, $0.3 million, and $0.6 million, respectively, is included in cost of revenues, excluding depreciation and amortization, in the accompanying consolidated statements of operations. No related income tax benefit was recognized as of December 31, 2022, 2021 or 2020.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2022, total equity-based compensation expense related to 14,982 unvested Class B Units not yet recognized totaled $1.5 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

Effective as of July 29, 2021, the Company adopted the 2021 Plan. The total number of shares of Class A common stock authorized for issuance under the 2021 Plan is 13,278,299. On August 5, 2021, the Company granted stock options under the 2021 Plan. Such options are a form of employee compensation for certain Cyxtera employees. The stock options granted will vest and become exercisable as to 25% of the number of shares granted on the one-year anniversary of the grant date, and the remainder of the options will vest ratably in twelve equal quarterly installments over the three-year period following the anniversary of the grant date. The options generally expire 10 years from the grant date in each case subject to continued employment on the applicable vesting date.

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

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the volatility of the stock of public company peers. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues with an equivalent remaining term. The dividend yield assumption is based on our anticipated cash dividend payouts.

Stock option transactions for the year ended December 31, 2022 are as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding from January 1, 2022	849,233	$9.55	—	$—
Granted	6,228	$—
Exercised	—	$—
Expired/forfeited	(24,914)	$9.55
Outstanding at December 31, 2022	830,547	$9.55	8.6	$—
Exercisable, December 31, 2022	263,823	$—	—	$—
Ending vested and expected to vest, December 31, 2022	830,547	$9.55	8.6	$—

The aggregate intrinsic value in the table above is the amount by which the value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes, and represents the amount optionees would have realized if all-in-the-money options had been exercised on the last business day of the period indicated.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2022, the total unrecognized stock-based compensation, related to unvested options was approximately $1.3 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.6 years.

Total stock options compensation expense related to the stock options for the year ended December 31, 2022 and 2021, was approximately $0.5 million, and $0.2 million, respectively and is recorded in selling, general and administrative expenses in the consolidated statements of operations. The related income tax benefit for the year ended December 31, 2022 and 2021, was inconsequential.

Restricted Stock Units

On October 1, 2021, November 12, 2021, March 23, 2022, April 8, 2022 and June 8, 2022, the Company granted approximately 3.2 million, 0.2 million, 1.6 million, 0.1 million and 0.1 million of RSUs under the 2021 Plan. RSUs may be settled in shares or cash at the Company’s option with board of directors or compensation committee approval. The Company has the intent and ability to settle the RSU awards with shares. The fair value of RSUs granted is determined using the fair value of the Company’s Class A common stock on the date of the grant, which was $9.30, $9.54, $11.66, $12.66, and $14.50, respectively. RSUs were granted to members of the board of directors and employees of the Company. The RSUs granted to the members of the board vest over on the one year anniversary of the date of grant. The RSUs issued to employees vest in three equal annual installments.

RSUs transactions for the year ended December 31, 2022 are as follows:

	Shares Subject to RSUs	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding from January 1, 2022	3,335,811	$—	—	$9.34	$—
Granted	1,881,191	$—		$11.81
Vested	(1,117,307)	$—		$9.38
Expired/forfeited	(160,732)	$—		$9.88
Outstanding at December 31, 2022	3,938,963	$—	1.1	$10.47	$7,562,809
Exercisable, December 31, 2022	—	$—	—	$—	$—
Ending vested and expected to vest, December 31, 2022	3,938,963	$—	1.1	$10.47	$7,562,809

As of December 31, 2022, the total unrecognized stock-based compensation, net of actual forfeitures, related to unvested RSUs was approximately $30.5 million, before income taxes, and is expected to be recognized over a weighted period of approximately 1.8 years. The total fair value of RSUs vested was $12.8 million during the year ended December 31, 2022.

Total RSU compensation expense totaled $18.1 million and $3.0 million, respectively, for the year ended December 31, 2022 and 2021, of which approximately $16.8 million and $2.8 million, respectively, is recorded in selling, general and administrative expenses and $1.3 million and $0.2 million, respectively, is recorded in cost of revenues, excluding depreciation and amortization, in the consolidated statements of operations. The related income tax benefit for the year ended December 31, 2022 was $3.5 million (2021 was inconsequential).

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes PSU activity for the year ended December 31, 2022:

	Number of Units	Weighted-average grant date fair value
Non-vested as of January 1, 2022	—	$—
Granted (1)	349,766	$15.78
Vested	—	$—
Forfeited	—	$—
Unvested as of December 31, 2022	349,766	$15.78

(1) Year Two and Year Three Adj. EBITDA measured PSUs are excluded from the total amount of granted PSUs, since such units are not deemed granted for accounting purposes as of December 31, 2022. We excluded 174,883 of Year Two and Year Three Adj. EBITDA measured PSUs.

As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested PSUs was approximately $2.8 million, before income taxes, and is expected to be recognized over a weighted period of approximately 1.0 years. No PSUs vested during the year ended December 31, 2022.

Total PSU compensation expense was $2.7 million for the year ended December 31, 2022 and was recorded in selling, general and administrative expenses in the consolidated statements of operations. The related income tax benefit for the year ended December 31, 2022 was inconsequential.

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

The fair value of purchases under the Company’s ESPP is estimated using the Black-Scholes option-pricing valuation model. The determination of fair value of stock-based awards using an option-pricing model is affected by the Company’s stock price as well as assumptions pertaining to several variables, including expected stock price volatility, the expected term of the award and the risk-free rate of interest. In the option-pricing model for the Company’s employee stock purchase plans, expected stock price volatility is based on historical volatility of the Company’s Class A common stock. The expected term of the award is based on the six-month requisite period. The Company has not paid dividends in the past, and has not announced any intention to pay dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details pertaining to the ESPP for the periods indicated:

For the Year Ended December 31, 2022
Cash proceeds (in millions)	$0.8
Common shares issued	159,626
Fair value of ESPP at grant date	$5.73
Stock price at grant date	$5.83

As of December 31, 2022, the total unrecognized stock-based compensation expense related to the ESPP was approximately $0.1 million, before income taxes, and is expected to be recognized over a weighted period of approximately 0.5 years.

Non-cash stock-based compensation expense under the ESPP was $0.2 million for the year ended December 31, 2022. The related income tax benefit for the year ended December 31, 2022 was inconsequential.

Note 16. Cyxtera Management, Inc. Long-Term Incentive Plan

On February 13, 2018, Cyxtera Management Inc. (the “Management Company”) adopted the Cyxtera Management, Inc. Long-Term Incentive Plan (the “LTI Plan”). The purpose of the LTI Plan is to retain key talent, attract new employees, align particular behavior with the common goals of profitability and revenue growth, provide incentive awards, the value of which are tied to the equity value of SIS, and to create an opportunity for certain key employees to participate in value creation.

The value of award units under the LTI Plan is tied to SIS’s equity value. Award units entitle the holder to share in the equity appreciation of SIS upon an exit event or an initial public offering. Except in the case of an initial public offering, any payments in respect of the awards are expected to be made in cash. In an initial public offering, payment may be made in the stock of the initial public offering vehicle. The payout is estimated to range between $0 and $70.0 million, depending on a multiple based on the results of the exit event or initial public offering. While awards under the LTI Plan vest, to the extent there is no exit event or an initial public offering, the awards expire after seven years from the grant date. The Company has determined that no expense or liability should be recognized under this LTI Plan until an exit event or initial public offering occurs.

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

Matching contributions made to the Plan were $2.7 million, $2.8 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which $1.2 million, $1.2 million and $1.8 million, respectively, is included in cost of revenues, excluding depreciation and amortization, and $1.5 million, $1.6 million and $1.2 million, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Through December 31, 2020, employees of Appgate were eligible to participate in the Plan. Under a transition service agreement with the Management Company (“Transition Services Agreement”), costs related to the participation of Appgate employees in the Plan were charged back to Appgate. See Note 21- Certain relationships and related party transactions for further reference.

Note 18.    Income taxes

The components of loss before income taxes for the years ended December 31, 2022, 2021 and 2020 consists of the following (in millions):

	2022	2021	2020
Domestic and foreign loss
US loss	$(321.9)	$(284.9)	$(97.9)
Foreign loss	(33.9)	(20.8)	(21.4)
Total loss before income taxes	$(355.8)	$(305.7)	$(119.3)

The income tax benefit (expense) from continuing operations for the years ended December 31, 2022, 2021 and 2020 consists of the following (in millions):

	2022	2021	2020
Current
US Federal	$—	$—	$—
US State and local	(0.2)	(0.2)	(0.2)
Foreign	(1.4)	(0.2)	(2.2)
Total current tax provision	(1.6)	(0.4)	(2.4)

Deferred
US Federal	2.4	42.5	5.7
US State and local	(1.0)	4.9	(1.7)
Foreign	0.9	0.8	(5.1)
Total deferred tax provision	2.3	48.2	(1.1)
Total income tax benefit (expense)	$0.7	$47.8	$(3.5)

The effective tax rate for the years ended December 31, 2022, 2021 and 2020 is 0.2%, 15.6% and (2.9)%, respectively. An income tax reconciliation between the US statutory tax rate of 21% for each of the years ended December 31, 2022, 2021 and 2020 and the effective tax rate is as follows (in millions):

	2022	2021	2020
Income tax at US federal statutory income tax rate	$74.7	$64.2	$25.1
State and local taxes, net of federal income tax benefit	7.1	12.6	9.2
Valuation allowance	(44.5)	(21.9)	(31.6)
Goodwill impairment loss	(32.3)	—	—
Change in fair value of the warrant liabilities	2.5	(5.4)	—
Nondeductible equity-based compensation	(0.2)	(1.3)	(1.6)
Taxes of foreign operations at rates different than US Federal statutory rates	(2.0)	1.1	(1.9)
Foreign adjustments	(1.3)	0.6	(1.8)
Impact of foreign law changes	—	(1.0)	—
Other	(3.3)	(1.1)	(0.9)
Total income tax benefit (expense)	$0.7	$47.8	$(3.5)

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021consists of the following (in millions):

	2022	2021
Deferred tax assets
Net operating loss carryforward	$94.4	$91.6
Interest expense limitation carryforward	57.9	44.9
Finance lease	263.4	55.1
Operating lease liabilities	60.4	—
Other accruals	16.1	14.1
Acquisition and other related costs	4.6	4.9
Asset retirement obligations	1.9	1.7
Allowance for doubtful accounts	0.1	1.2
Deferred rent	—	3.6
Other	11.4	4.8
Gross deferred tax assets	510.2	221.9
Valuation allowance	(98.2)	(53.7)
Total deferred tax assets, net of valuation allowance	412.0	168.2

Deferred tax liabilities
Finance lease	(216.0)	—
Intangibles	(163.7)	(165.7)
Operating lease right-of-use assets	(45.3)	—
Property and equipment	(6.4)	(23.4)
Contract asset	(3.1)	(2.4)
Other	(3.4)	(5.6)
Total deferred tax liabilities	(437.9)	(197.1)
Deferred tax liabilities, net	$(25.9)	$(28.9)

As of December 31, 2022 and 2021, $0.1 million and $1.0 million, respectively, of deferred tax assets above is included in other assets and $26.0 million and $29.9 million, respectively, is included in deferred income tax liabilities in the accompanying consolidated balance sheets. There exists certain US federal, state, local and foreign deferred tax assets that are not expected to be realized before their expiration and as such are not more-likely-than-not realizable. The Company has recorded a valuation allowance against such deferred tax assets.

As of December 31, 2022, the Company has US federal NOL carryforwards of $300.8 million generated in tax years 2017 through 2022 of which $59.3 million will expire in 2037 and $241.5 million will carry forward indefinitely. The Company has state and local NOL carryforwards of $440.9 million generated in tax years beginning after 2007. The state NOL carryforwards of $376.0 million will expire from 2023 to 2042 and $64.9 million will carryforward indefinitely. Additionally, the Company has foreign NOL carryforwards of $20.4 million generated from tax years 2017 to 2022, of which $11.6 million will expire between 2031 and 2042 and $8.8 million will carryforward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, frequency and severity of current and cumulative losses, duration of statutory carryforward periods, future taxable income and prudent and feasible tax planning strategies. On the basis of this evaluation, we continue to maintain a valuation allowance against a portion of the Company’s deferred tax assets. As of December 31, 2022, the Company has recorded a valuation allowance of $98.2 million for the portion of the deferred tax asset that did not meet the more-likely-than-not realization criteria. The Company recorded an increase in its valuation allowance on its net deferred taxes of approximately $44.5 million during the year ended December 31, 2022. The changes in valuation allowance are primarily due to increased losses that have resulted in certain US federal, state, local and foreign

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax assets that management believes are not more-likely-than-not to be fully realized in future periods. In addition, certain state NOL carryforward assets are subject to an annual limitation under Internal Revenue Code Section 382. If losses continue, we may not be able to benefit from such future losses and additional valuation allowances may also be required.

The Company is subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2022, the Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for tax years prior to 2019 and generally not subject to examination by state tax authorities for tax years prior to 2016. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for tax years prior to 2017. The Company is currently under examination in the United States by some state tax authorities. The Company is also currently under audit in Germany for its 2016 tax year; however, the outcome and any resulting liability related to Germany is not the responsibility of the Company.

The Company does not have any unrecorded uncertain tax positions (“UTPs”) as of December 31, 2022. While the Company currently does not have any UTPs, it is foreseeable that the calculation of the Company’s tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Upon identification of a UTP, the Company would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from an entity’s estimate of the potential liability. In accordance with ASC 740, the Company would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. The Company recognized and includes interest and penalties accrued on uncertain tax positions as a component of income tax expense.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, for 2022, 2021 and 2020, is as follows (in millions):

	2022	2021	2020
Gross unrecognized tax benefits - beginning of period	$—	$1.0	$—
Increases related to prior year tax positions	1.2	—	—
Increases related to current year tax positions	—	—	1.0
Decreases related to settlements	(1.2)	(1.0)	—
Gross unrecognized tax benefits - end of period	$—	$—	$1.0

The increase and subsequent decrease to unrecognized tax benefits during the year ended December 31, 2022 was related to the effective settlement of the Company’s tax examination by the Internal Revenue Service for the 2017 tax year.

As of December 31, 2022 and 2021, the Company had undistributed foreign earnings of $115.6 million and $111.8 million, respectively, which the Company intends to reinvest indefinitely. As part of the Tax Act, the Company paid a one-time deemed repatriation tax on the ending balance as of December 31, 2017. With respect to the remaining total balance as of December 31, 2022, the Company does not expect to incur US federal, state, local or foreign withholding taxes on the balance of these unremitted earnings as management plans to indefinitely reinvest these earnings overseas. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and US taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Commitments and contingencies

Letters of credit

As of December 31, 2022 and 2021, the Company had $4.9 million and $5.7 million, respectively, in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee data center lease obligations, to guarantee a subsidiary’s performance under a services agreement (in 2020 only), and to guarantee another subsidiary’s performance under a line of credit. As of December 31, 2022 and 2021, no amounts had been drawn on any of these irrevocable standby letters of credit.

Lease commitments

The Company entered into an agreement for power redundancy supply at a facility in Massachusetts. The service contract will contain a lease of power redundancy equipment, however, the lease has not yet commenced as of December 31, 2022. This lease is expected to commence in the latter half of 2023, with a total lease commitment of $22.4 million.

Purchase obligations

As of December 31, 2022 and 2021, the Company had approximately $4.4 million of purchase commitments related to information technology licenses, utilities and colocation operations. These amounts do not represent the Company’s entire anticipated purchases in the future but represent only those items for which the Company was contractually committed as of December 31, 2022 and 2021, respectively.

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

Note 21.     Certain relationships and related party transactions

Relationships

The Company is party to the following agreements and key relationships:

•Appgate. transition services agreement and other services

Appgate and the Management Company were parties to the Transition Service Agreement, pursuant to which the Management Company provided certain transition services to Appgate and Appgate provided certain transition services to Cyxtera. The Transition Services Agreement provided for a term that commenced on January 1, 2020, and substantially ended on December 31,

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2020. Appgate is an affiliate of the Company and a direct subsidiary of SIS, and through December 31, 2019, was a direct subsidiary of the Company.

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

During the year ended December 31, 2020, the Company advanced $19.4 million under the Promissory Notes to Appgate and recorded provision for loan losses in the same amount. Accordingly, as of December 31, 2020, the Company had a receivable related to the Promissory Notes of $147.1 million with a reserve of $30.0 million. The provision for loan losses is presented as recovery of notes receivable from affiliates in the consolidated statement of operations for the year ended December 31, 2020.

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There was no activity in the allowance for loan losses on the Promissory Notes during the year ended December 31, 2022. The activity in the allowance for loan losses on the Promissory Notes during the years ended December 31, 2021 and 2020, was as follows (in millions):

	2021	2020
Beginning balance	$30.0	$127.7
Provision for loan losses	—	19.4
Reversal of allowance	—	(117.1)
Net reversal of allowance for loan losses	—	(97.7)
Write offs	(30.0)	—
Ending balance	$—	$30.0

•Service provider management consulting fee and structuring fee

In connection with the 2017 colocation acquisition from Lumen, certain equity owners of SIS (collectively, the “Service Providers”) entered into a Services Agreement (the “Services Agreement”) dated May 1, 2017, with SIS and its subsidiaries and controlled affiliates as of such date (collectively, the “Company Group”). Under the Services Agreement, the Service Providers agreed to provide certain management, consulting and advisory services to the business combination and affairs of the Company Group from time to time. Pursuant to the Services Agreement, the Company Group also agreed to pay the Service Providers an annual service fee in the aggregate amount of $1.0 million in equal quarterly installments (the “Service Provider Fee”).

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

•Sponsor’s investment in the First Lien Term Facility

At December 31, 2020, until the date of the Business Combination, some of the controlled affiliates of BC Partners LLP (“BC Partners”), the largest equity owner of SIS, held investments in the Company’s First Lien Term Facility. The total investment represented less than 5% of the Company’s total outstanding debt at December 31, 2020. As of December 31, 2022 and 2021, the controlled affiliates of BC Partners no longer held investments in the Company’s First Lien Term Facility.

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Relationships with certain members of the Company’s board of directors

The Company owed zero in board fees, which is included within accrued expenses in the consolidated balance sheets as of December 31, 2022 and 2021.

The chairman of the board of directors is one of the founders and the chairman of Emerge Americas, LLC, which operates a technology conference in Miami, Florida. As of December 31, 2022 and 2021, the Company did not owe any significant amounts to Emerge Americas, LLC.

Since 2019 until the date of the Business Combination, one of the directors of the Company was also a member of the board of directors of Pico Quantitative Trading, LLC (“Pico”). Pico offers a comprehensive range of network products to meet the full spectrum of electronic trading requirements. During the period from January 1, 2021 through the date of the Business Combination, the Company billed and collected from Pico $0.2 million. During the year ended December 31, 2020, the Company billed and collected from Pico $0.6 million. As of December 31, 2022 and 2021, Pico was no longer a related party of the Company.

One director of the Company is also a member of the board of directors of Presidio Holdings, Inc. (“Presidio”), a provider of digital transformation solutions built on agile secure infrastructure deployed in a multi-cloud world with business analytics. During the years ended December 31, 2022, 2021 and 2020, the Company paid $0.3 million to Presidio for services. As of December 31, 2022, 2021 and 2020, the Company did not owe any amounts to Presidio. Presidio is also a customer and referral partner of the Company. During each of the years ended December 31, 2022, 2021 and 2020, the Company billed and collected from Presidio $0.4 million, $0.3 million, and $0.2 million, respectively.

One of the former directors of the Company is also a member of the board of directors of Altice USA, Inc. (“Altice”), a vendor and a customer of the Company. The amount paid and due for the year ended December 31, 2022 and 2021 was inconsequential. The amount billed and collected for the year ended December 31, 2022 was $0.3 million and $0.4 million, respectively. The amount billed and collected for the year ended December 31, 2021 was $0.3 million and $0.4 million, respectively. During the year ended, December 31, 2020, Altice was not a related party of the Company.

One of the former directors of the Company is also a member of the board of directors of Navex Global, Inc. (“Navex”), a vendor and customer of the Company. The amount paid and due to Navex for the year ended December 31, 2022 and 2021, was inconsequential. The amounts billed and collected from Navex for the year ended December 31, 2022 were $0.1 million (amount billed and collected during the year ended December 31, 2021 was inconsequential). During the year ended December 31, 2020, Navex was not a related party of the Company.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Related party transactions and balances

The following table summarizes the Company’s transactions with related parties for each of the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Revenues (1)	$1.1	$1.5	$0.2
Selling, general and administrative expenses (2)	0.4	1.0	0.3
Recovery of notes receivable from affiliate (3)	—	—	(97.7)
Interest income (4)	—	—	1.0
Other (expense) income, net (5)	—	(1.2)	4.2
(1)Revenues for the years ended December 31, 2022, 2021 and 2020 include amounts recognized from contracts with Appgate, Altice, Brainspace Corporation, Navex, and Presidio. Appgate is an affiliate of the Company and a direct subsidiary of SIS. Brainspace Corporation was an affiliate of the Company and an indirect subsidiary of SIS through January 20, 2021.
(2) Selling, general and administrative expenses include amounts incurred from contracts with Appgate and Presidio.
(3) Represents net recovery recognized in connection with amounts funded under the Promissory Notes.
(4)Represents interest income recognized under one of the Promissory Notes and under the Transaction Services Agreement for the years ended December 31, 2022, 2021 and 2020.
(5)Includes expenses incurred in connection with board fees and management fees paid for the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022 and 2021, the Company had the following balances arising from transactions with related parties (in millions):

	2022	2021
Accounts receivable (1)	$0.1	$0.1
Accounts payable (2)	—	0.6
(1)Accounts receivable at December 31, 2022 and 2021, include trade receivables due from Appgate.
(2)Accounts payable at December 31, 2022 and 2021, include trade payables due to Appgate.

Note 22.     Subsequent events

On February 19, 2023, the Company extended the first purchase period of the ESPP from February 28, 2023 to May 31, 2023. In addition, the Company amended the subsequent offering periods to commence on June 1 and December 1 of each year.
On March 14, 2023, the Company entered into an amendment to extend the maturity date of the 2021 Revolving Facility, from its original expiration of November 1, 2023 to April 2, 2024. Under the terms of the amendment, $120.1 million of commitments under the existing Revolving Facility were exchanged for $102.1 million of commitments under the amended revolving facility. With the amendment, the interest rate changed to SOFR plus 400 basis points.

We have evaluated all subsequent events through the date that the consolidated financial statements were issued and determined that, other than amendments of the ESPP and 2021 Revolving Facility, there have been no other events or transactions which would have a material effect on the consolidated financial statements and therefore would require recognition or disclosure.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K (this “Annual Report”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed so that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of our independent registered accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report will be included in our 2023 Proxy Statement, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 of this Annual Report will be included in our 2023 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of this Annual Report will be included in our 2023 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of this Annual Report will be included in our 2023 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of this Annual Report will be included in our 2023 Proxy Statement, which information is incorporated herein by reference.

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

4.2*	Description of Securities
10.1#	Form of Indemnification Agreement (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)
10.2#
Employment Agreement between Cyxtera Management, Inc. and Nelson Fonseca dated May 8, 2017 (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

10.3#
Amendment to the Employment Agreement between Cyxtera Management, Inc. and Nelson Fonseca dated November 18, 2019 (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

10.4#
Employment Agreement between Cyxtera Management, Inc. and Randy Rowland dated May 8, 2017 (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

10.5#
Amendment to the Employment Agreement between Cyxtera Management, Inc. and Randy Rowland dated November 18, 2019 (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

10.6#
Executive Employment Agreement between Cyxtera Management, Inc. and Carlos Sagasta dated February 10, 2020 (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

10.7#
Form of Amendment to Employment Agreement between the Company and its NEOs (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the SEC on May 12, 2022 and incorporated herein by this reference.)

10.8#
Non-Employee Director Compensation Program (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 25, 2022 and incorporated herein by this reference.)

10.9#	2021 Omnibus Incentive Plan (filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)
10.10#
Forms of award agreements under the Cyxtera Technologies, Inc. 2021 Omnibus Incentive Plan (filed as Exhibit 99.2 to the Company’s Form S-8 as filed with the SEC on October 1, 2021, and incorporated herein by this reference.)

10.11#
Form of PSU award agreement under the Cyxtera Technologies, Inc. 2021 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the SEC on May 12, 2022, and incorporated herein by this reference).

10.12#
Cyxtera Technologies, Inc. 2022 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 14, 2022, and incorporated herein by this reference.

10.13
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

10.15*
Amendment to the Credit Agreement, dated March 14, 2023, by and among Cyxtera DC Holdings, Inc. (f/k/a Colorado Buyer Inc.), Cyxtera DC Parent Holdings, Inc., Citibank, N.A., as administrative agent and collateral agent and the other lenders party thereto

10.16
Stockholders Agreement, dated July 29, 2021, by and among Cyxtera Technologies, Inc., a Delaware corporation (f/k/a Starboard Value Acquisition Corp.), SIS Holdings LP, BCEC-Cyxtera Technologies Holdings (Guernsey) L.P., Medina Capital Fund II–SIS Holdco, L.P. and SVAC Sponsor LLC (filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 4, 2021, and incorporated herein by this reference.)

21.1*	List of Company’s Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
24.1*	Powers of Attorney (included on Signature Page of this Annual Report on Form 10-K)
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of the Chief Executive Officer
32.2**	Section 1350 Certification of the Chief Financial Officer
101.DEF*	XBRL Instance Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.INS*	XBRL Instance Document
104*	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: March 16, 2023

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

Signature	Title	Date

/s/ Nelson Fonseca	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
Nelson Fonseca

/s/ Carlos Sagasta	Chief Financial Officer (Principal Financial Officer)	March 16, 2023
Carlos Sagasta

/s/ Edmundo Miranda	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2023
Edmundo Miranda

Signature	Title	Date

/s/ Fahim Ahmed	Director	March 16, 2023
Fahim Ahmed

/s/ John W. Diercksen	Director	March 16, 2023
John W. Diercksen

/s/ Michelle Felman	Director	March 16, 2023
Michelle Felman

/s/ Melissa Hathaway	Director	March 16, 2023
Melissa Hathaway

/s/ Manuel D. Medina	Director	March 16, 2023
Manuel D. Medina

/s/ Benjamin Phillips	Director	March 16, 2023
Benjamin Phillips

/s/ Jeffrey C. Smith	Director	March 16, 2023
Jeffrey C. Smith

/s/ Gregory Waters	Director	March 16, 2023
Gregory Waters