Form 10-K/A
period 2022-12-31
Cyxtera Technologies, Inc.
filed 2023-05-01
CIK 1794905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
As of April 26, 2023, there were approximately 180,317,485 shares of the registrant’s Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE
Cyxtera Technologies, Inc. (“Cyxtera,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “2022 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2022 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if it is filed no later than 120 days after the Company’s fiscal year-end (or, if such definitive proxy statement or information statement is not filed with the SEC in the l20-day period, the Items comprising the Part III information must be filed as part of the Form 10-K, or as an amendment to the Form 10-K, not later than the end of the 120-day period). We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2022 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2022 10-K and Part IV, Item 15 of the 2022 10-K. In addition, this Amendment deletes the reference on the cover of the 2022 10-K to the incorporation by reference of portions of our proxy statement into Part III of the 2022 10-K. No other Items of the 2022 10-K have been amended or revised in this Amendment, and all such other Items shall be as set forth in the 2022 10-K.

Except as described above, this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2022 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2022 10-K. Accordingly, this Amendment should be read in conjunction with our 2022 10-K and with our filings with the SEC subsequent to the filing of our 2022 10-K.

In addition, pursuant to SEC rules, Item 15 of Part IV of the 2022 10-K is hereby amended solely to include, as Exhibits 31.1 and 31.2, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act. Terms used but not defined herein are as defined in our 2022 10-K.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, our executive officers and directors are as follows.

Name	Age	Position
Executive Officers
Nelson Fonseca	49	President, Chief Executive Officer and Director
Carlos Sagasta	53	Chief Financial Officer
Victor Semah	41	Chief Legal Officer
Directors
Fahim Ahmed	44	Director
Frederick Arnold	69	Director
John W. Diercksen	73	Director
Nelson Fonseca	49	Director
Manuel D. Medina	70	Chair
Roger Meltzer	72	Director
Benjamin Phillips	37	Director
Gregory Waters	62	Lead Independent Director

Executive Officers

The following is a brief biographical summary of our executive officers other than Nelson Fonseca, our President and Chief Executive Officer. Biographical information for Mr. Fonseca is included under “Director Biographies.”

Carlos Sagasta serves as Cyxtera’s Chief Financial Officer, a position he has held since February 2020. Prior to joining Cyxtera, Mr. Sagasta served as the Chief Financial Officer at Diversey Inc., a manufacturing company of industrial and institutional cleaning products, from June 2018 to July 2019. During his tenure at Diversey Inc., Mr. Sagasta completed the carve-out of the business from Sealed Air and transformed the finance department into a streamlined organization. Prior to this, Mr. Sagasta worked at CompuCom, a technology services provider, from April 2015 to June 2018, as part of the management team that turned around the performance of the business leading to a successful exit by Thomas H. Lee Partners. CompuCom was acquired by Office Depot in 2017 as part of its transition to a services-oriented business. Previously, Mr. Sagasta held multiple positions as CFO in private equity-backed businesses including the turnaround and listing of Grupo Corporativo ONO (“ONO”), a cable broadband service provider in Spain. Mr. Sagasta led key initiatives such as the digitalization and development of the online channel as well as the restructuring of its installation and metropolitan and long haul fiber network. ONO was ultimately sold to the Vodafone Group for $9 billion and led to the successful exit of investors Thomas H. Lee Partners, Providence Equity Partners and CCMP among others. Prior to ONO, Mr. Sagasta worked at Cellnex, a wireless telecommunications and broadcasting operator, where he was a key part of the team that turned around Retevision, Spain’s largest wireless infrastructure player, and led its mergers and acquisitions strategy leading to a significant improvement in profitability and business line diversification while doubling revenue during that period. Prior this position, Mr. Sagasta held several positions and roles within the technology, media and telecom space at La-Caixa, Gramercy Communications Partners, Salomon Smith Barney and Accenture. Mr. Sagasta currently serves as a director of Brigade-M3 European Acquisition Corp., a publicly traded Cayman Islands exempted company structured as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with an operating company with significant operations in Europe. Mr. Sagasta was a board member for startups in the North Carolina and Florida markets in the IT and Managed Services industry and is a senior advisor to institutional investors on strategic and financial matters for telecom and technology businesses. Mr. Sagasta holds a Master of Business Administration degree in Finance and Strategy from the Anderson School of Management at UCLA and a Bachelor of Science degree in Finance from Saint Louis University.

Victor Semah serves as Cyxtera’s Chief Legal Officer and Secretary, positions he has held since May 2017. He also serves as Cyxtera’s Chief Compliance Officer, a position he has held since August 2018. Mr. Semah is also a partner at Medina Capital Fund II—SIS Holdco, L.P. (“Medina Capital”), a private equity investment firm,, where he has worked since May 2017. Previously, Mr. Semah was a corporate attorney in New York, NY and Miami, FL, including most recently as a Shareholder in the corporate and securities group at Greenberg Traurig, LLP from January 2014 to May 2017. He holds a Juris Doctor degree from Boston University School of Law and a Bachelor of Arts in Political Science from Baruch College.

Director Biographies

The following is a brief biographical summary of the experience of our directors.

Fahim Ahmed has been a member of our board of directors (the “Board”) since the consummation of the business combination with Starboard Value Acquisition Corp. (“SVAC”). Mr. Ahmed currently serves as Partner, Chief Administrative Officer and a member of the Executive Committee of BC Partners LLP (“BC Partners”). BC Partners is a leading international investment firm that specializes in the investment of assets under management in private equity. Before joining BC Partners in 2006, from 2004 to 2006 and from 2000 to 2002, Mr. Ahmed served as a consultant of the Boston Consulting Group. Mr. Ahmed currently serves on the boards of Appgate, Inc. (OTCMKTS:APGT), a secure access solutions software company (“Appgate”), Chewy Inc. (NYSE: CHWY), an online pet retailer company, Presidio Inc., a global digital services and solutions provider, and PetSmart, a privately held chain of pet superstores. Mr. Ahmed previously served as a director of Suddenlink Communications, and was involved in investments in Office Depot, Inc., Intelsat S.A., Dometic Corporation, and Foxtons. Mr. Ahmed holds a Master of Philosophy degree in economics from Oxford University, where he was a Rhodes Scholar, and a Bachelor of Arts degree from Harvard University. Mr. Ahmed’s qualifications to serve on the Board include his prior board experience, business experience and background in finance.

Frederick Arnold has been a member of our Board since April 2023. Mr. Arnold has served as a member of the boards of directors of Lehman Brothers Holdings Inc. since 2012 (including serving as Chairman of the board of directors from April 2014 to April 2015 and from January 2019 through the present), Navient Corporation (Nasdaq: NAVI) since August 2018, M3-Brigade Acquisition III Corp. (NYSE: MBSC, MBSCU, MBSCW) since 2021 and Metropolitan Gaming Holdco Ltd. since 2022. He also has served as a director of Valaris PLC (NYSE: VAL) from November 2019 to April 2021, The We Company (and as a member of the New Committee) from June 2020 to July 2020, Corporate Capital Trust II from 2015 to 2016, Corporate Capital Trust (NYSE: CCT) from 2011 to December 2018 (Chairman 2017 to 2018), various members of the family of funds advised by FS/KKR Advisor, LLC (including FS KKR Capital Corp. (NYSE: FSK), FS Investment Corp II, FS Investment Corp. III and FS Investment Corp. IV) from December 2018 to November 2019, Syncora Holdings Ltd. (OTC BB: SYCRF) from September 2016 to January 2020, and CIFC Corp. (NASDAQ: CIFC) from 2011 to 2014. From 2015 to 2017, Mr. Arnold served as Managing Director and Chief Financial Officer of Convergex Group, LLC. Prior to that, he served as Executive Vice President and Chief Financial Officer of Capmark Financial Group Inc. from 2009 to 2011 and as Executive Vice President, Finance, for Masonite International Inc. from 2006 to 2007. From 2000 to 2003, Mr. Arnold served in various executive capacities for Willis Group Holdings and its subsidiaries, including as Executive Vice President of Finance, Development and Administration of Willis NA, and Group Chief Administrative Officer and Group Executive Vice President, Strategic Development, for Willis Group Holdings. Mr. Arnold began his career in investment banking at Lehman Brothers in 1980 and spent the following twenty years as an international investment banker, primarily at Lehman Brothers and at Smith Barney, where he served as Managing Director and Head of European Corporate Finance. Mr. Arnold earned a Bachelor of Arts degree, summa cum laude, in Economics from Amherst College, a Master of Arts degree in Jurisprudence from Oxford University and a Juris Doctor degree from Yale Law School. Mr. Arnold’s qualifications to serve on our Board include his over 40 years of experience in investment banking, corporate management and board governance.

John W. Diercksen has been a member of our Board since the consummation of the business combination with SVAC. Mr. Diercksen serves as a Senior Advisor for Liontree Investment Advisors, an American investment banking firm that has a focus on industries related to technology, media and telecommunications, a role he has held since April 2014. Mr. Diercksen is also Principal of Greycrest, LLC, a privately held financial and operational advisory services company, a role he has held since October 2013. Mr. Diercksen was Chief Executive Officer of Beachfront Wireless LLC, a privately held investment entity organized to participate in a Federal Communications Commission airwaves auction, from December 2015 to November 2016, when it was sold. Mr. Diercksen served as a director of Harman International Industries, Incorporated, an audio and infotainment equipment company, from June 2013 to June 2017, when it was sold; Intelsat, S.A. from September 2013 to February 2022; Popular, Inc. (NASDAQGs: BPOP) since 2013; and Accedian since December 2020. Mr. Diercksen has 37 years of experience in the communications industry. From 2003 to 2013, he was an Executive Vice President of Verizon Communications, Inc. (“Verizon”) (NYSE: VZ), a global leader in delivering consumer, enterprise wireless and wire line services, as well as other communication services. At Verizon, he was responsible for key strategic initiatives related to the review and assessment of potential mergers, acquisitions and divestitures and was instrumental in forging Verizon’s strategy of technology investment and repositioning its assets. Mr. Diercksen holds a Master of Business Administration degree from Pace University and a Bachelor of Business Administration degree in finance from Iona College. Mr. Diercksen’s qualifications to serve on our Board include his vast experience in matters related to corporate strategy, mergers, acquisitions and divestitures, business development, venture investments, strategic alliances, joint ventures and strategic planning.

Nelson Fonseca serves as Cyxtera’s President and Chief Executive Officer, positions he has held since February 2018 and January 2020, respectively, and as a member of our Board since the closing of the business combination with SVAC. Previously, he served as Cyxtera’s Chief Operating Officer from May 2017 to December 2019. Mr. Fonseca is also a Partner at Medina Capital, where he has worked since December 2012. Mr. Fonseca served in positions of increasing seniority at Terremark Worldwide, Inc. (formerly Nasdaq: TRMK) (“Terremark”), an IT services company, from 2001 through 2012, including most recently as President of Verizon Terremark following the acquisition of Terremark by Verizon (NYSE: VZ). In that role he was responsible for managing Verizon Terremark’s cloud, internet data center and managed security business that included 3,500 employees, over $1.5 billion in revenue and operations in 19 countries. Mr. Fonseca was a director of Gibraltar Bank & Trust, a federal savings bank, from December 2016 until its acquisition by IberiaBank Corp. in March 2018 and a director of eMerge Americas, the premier B2B technology event connecting the United States, Latin America and Europe, from 2014 through July 2021. Mr. Fonseca has also served on the board of directors of various private portfolio companies of Medina Capital. Mr. Fonseca holds a Master of Business Administration degree from the University of Miami and a Bachelor of Science degree in Computer Science from Barry University. Mr. Fonseca’s qualifications to serve our Board include his background in computer science and business and entrepreneurial experience.

Manuel D. Medina has been a member of our Board and our Chair since the consummation of the business combination with SVAC. Previously, Mr. Medina was Executive Chairman of Cyxtera from January 2020 through the closing of the business combination, Chief Executive Officer of Cyxtera from May 2017 to December 2019 and President from May 2017 to February 2018. Mr. Medina is also the Founder and Managing Partner of Medina Capital, which he founded in 2012. Mr. Medina has more than 30 years of experience as a highly successful businessman and entrepreneur in the IT infrastructure and cybersecurity industries. Mr. Medina was the Founder, Chairman of the Board and CEO of Terremark until April of 2011, when Terremark was acquired by Verizon (NYSE: VZ). Under his leadership, Terremark distinguished itself as a leading global provider of managed IT infrastructure services for Fortune 500 enterprises and federal government agencies. At Terremark, Mr. Medina brought his vision to deliver a comprehensive set of best-of-breed IT infrastructure services from purpose-built, carrier-neutral data center facilities to fruition. Mr. Medina is also the founder and Chairman of the Board of eMerge Americas, the premier B2B technology event connecting the US, Latin America, and Europe. Mr. Medina currently serves as Executive Chairman at Appgate. He received his Bachelor of Science degree in Accounting from Florida Atlantic University. Mr. Medina’s qualifications to serve on our Board include his business and entrepreneurial experience, as well as his background in private equity.

Roger Meltzer has served on our Board since April 2023. Mr. Meltzer practiced law at DLA Piper LLP from 2007 and held various roles: Global Co-Chairman (2015 through 2020), and currently as Chairman Emeritus;

Americas Co-Chairman (2013 through 2020); Member, Office of the Chair (2011 through 2020); Member, Global Board (2008 through 2020); Co-Chairman, U.S. Executive Committee (2013 through 2020); Member, U.S. Executive Committee (2007 through 2020); and Global Co-Chairman, Corporate Finance Practice (2007 through 2015). Prior to joining DLA Piper LLP, Mr. Meltzer practiced law at Cahill Gordon & Reindel LLP from 1977 to 2007 where he was a member of the Executive Committee from 1987 through 2007, Co-Administrative Partner and Hiring Partner from 1987 through 1999, and Partner from 1984 through 2007. Mr. Meltzer currently serves on the Advisory Board of Harvard Law School Center on the Legal Profession (May 2015 to Present); and the Board of Trustees, New York University Law School (September 2011 to Present); and previously served on the Corporate Advisory Board, John Hopkins, Carey Business School (January 2009 to December 2012). He has previously served on the board of directors of: Lionheart II Corp (March 2021 to May 2022), Lionheart III Corp (March 2021 to August 2022), Haymaker Acquisition Corp. III (February 2021 to July 2022), certain subsidiaries of Nordic Aviation Capital (December 2021 to April 2022), The Legal Aid Society (November 2013 to January 2020), Hain Celestial Group, Inc. (December 2000 to February 2020), American Lawyer Media (January 2010 to July 2014) and The Coinmach Service Corporation (December 2009 to June 2013). Mr. Meltzer has also received several awards and honors and has been actively involved in philanthropic activity throughout his career. Mr. Meltzer received Juris Doctor degree in law from New York University School of Law and a Bachelor of Arts degree from Harvard College. In February 2021, Mr. Meltzer joined the board of directors of Ubicquia LLC, a privately-held smart lighting solutions provider. In May 2022, Mr. Meltzer joined the board of directors of MSP Recovery, Inc. following its business combination with Lionheart Acquisition Corp. II. In June 2022, Mr. Meltzer joined the board of directors of Aearo Holding LLC and affiliated entities. In August 2022, Mr. Meltzer joined the board of directors of Empatan Public Limited Company (“SMX”) following its business combination with Lionheart III Corp, Security Matters Limited and Aryeh Merger Sub Inc. In January 2023, Mr. Meltzer joined the board of directors of a portfolio company of TPG Capital L.P. In February 2023, Mr. Meltzer joined the board of directors of Klein Hersh, an executive recruitment firm that spans the life sciences continuum and healthcare industry. Mr. Meltzer’s qualifications to serve on our Board include his over 40 years of practice in corporate and securities law spanning capital markets, leveraged finance, private equity, fund formation, mergers and acquisitions and board governance.

Benjamin Phillips has been a member of our Board since November 2022. Mr. Phillips currently serves as Managing Director at BC Partners. Before joining BC Partners in 2018, Mr. Phillips worked at Hill Path Capital LP where he spent three years as a private equity principal, evaluating and executing investments in private equity, public equity and high yield debt and working with management teams at portfolio companies to optimize businesses, particularly in areas of strategy, operations, capital structure and governance. Prior to this, he was a private equity associate at Catterton Partners (now L Catterton). Mr. Phillips also held roles at Sagent Advisors and Bank of America Merrill Lynch (now Bank of America) where he was an investment banking analyst in the Consumer and Retail Group. Mr. Phillips currently serves on the board of Appgate. Mr. Phillips holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree in Economics and Mathematics from Washington University in St Louis. Mr. Phillip’s qualifications to serve on our Board include his prior board experience, extensive finance expertise and business expertise.

Gregory Waters has been a member of our Board since the consummation of the business combination with SVAC. Mr. Waters is a founder of MatrixSpace, Inc., an early stage company specializing in AI enabled Software Defined Sensing and Autonomous Response systems. Mr. Waters currently serves on the board of directors of On Semiconductor Corporation (NASD: ON) since December 2020 and Mythic, Inc. an AI inference processor company, since June 2020. Mr. Waters served on the board of directors of Sierra Wireless, Inc. (NASD: SWIR), which was acquired by Semtech Corporation (Nasdaq: SMTC) from 2020 to 2023 and as a director of Mellanox Technologies Ltd. (Nasdaq: MLNX) from June 2018 until 2020 when it was acquired by NVIDIA Corporation (Nasdaq: NVDA). Mr. Waters served as the President and CEO and a member of the board of directors of Integrated Device Technology, Inc., a company that designs, manufactures, and markets low-power, high-performance analog mixed-signal semiconductor solutions for the advanced communications, computing, and consumer industries, from January 2014 until its sale to Renesas Electronics Corporation in March 2019. Prior to that, he served as Executive Vice President and General Manager of front-end solutions at Skyworks Solutions, Inc., a manufacturer of semiconductors for use in radio frequency and mobile communications systems (“Skyworks”), from 2003 to December 2012, where he led the company’s wireless businesses to a decisive industry leadership position. Before Skyworks, Mr. Waters served as Senior Vice President of Strategy and Business Development at

Agere Systems Inc. (“Agere”), an integrated circuit components company, where his responsibilities included mergers and acquisitions and IP licensing and where he played a key role in the company’s initial public offering. Mr. Waters joined Agere in 1998, having served in various other capacities, including as Vice President of the wireless communications business and Vice President of the broadband communications business. Mr. Waters began his career at Texas Instruments Inc., a technology company that designs and manufactures semiconductors and various integrated circuits, and served in a variety of management positions in sales, customer design centers, and product line management. Mr. Waters has a Master of Science degree in Computer Science from Northeastern University, with a specialization in Artificial Intelligence, and a Bachelor of Science degree in Engineering from the University of Vermont. Mr. Waters’ qualifications to serve on our Board include his experience in the semiconductor industry as well as his extensive business experience.

Family Relationships

There are no family relationships among our executive officers or directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code is posted on our investor relations website at ir.cyxtera.com. In addition, we intend to post on our investor relations website all disclosures that are required by law or the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”) concerning any amendments to, or waivers from, any provision of the Code. The information contained on our website is not incorporated or deemed incorporated by reference into this Amendment.

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors (the “Board”) be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Fahim Ahmed, Frederick Arnold, John W. Diercksen, Roger Meltzer, Benjamin Phillips and Gregory Waters are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Board and Committees

Our Board directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board and standing committees. We have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act and consists of John W. Diercksen, Frederick Arnold and Gregory Waters, with Mr. Diercksen serving as Chair. Our Board has affirmatively determined that John W. Diercksen, Frederick Arnold and Gregory Waters each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our Audit Committee also meets the financial literacy requirements of the Nasdaq listing standards. In addition, our Board has determined that each member of our Audit Committee qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board has adopted a written charter for the Audit Committee, which is available on our corporate website at ir.cyxtera.com.

Compensation Committee

Our Compensation Committee consists of Gregory Waters, Fahim Ahmed and Roger Meltzer, with Mr. Waters serving as Chair. Our Board has affirmatively determined that Gregory Waters, Fahim Ahmed and Roger Meltzer each meet the definition of “independent director” for purposes of serving on the Compensation Committee under Nasdaq rules, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our Board adopted a written charter for the Compensation Committee, which is available on our corporate website at ir.cyxtera.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Fahim Ahmed and John W. Diercksen. Our Board has affirmatively determined that Fahim Ahmed and John W. Diercksen each meet the definition of “independent director” under Nasdaq rules. Our Board adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website at ir.cyxtera.com.

Item 11. Executive Compensation.

Introduction

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

The scaled disclosure requirements provide that we must include compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. These officers are referred to as our named executive officers (“NEOs”). Our NEOs for 2022 consist of the following three individuals:

•Nelson Fonseca, our President and Chief Executive Officer;
•Randy Rowland, our former Chief Operating Officer; and
•Carlos Sagasta, our Chief Financial Officer.

Randy Rowland stepped down as our Chief Operating Officer effective on March 31, 2023.

Role of Compensation Consultants in 2022 Compensation Decisions

The Compensation Committee reviews peer compensation data to ensure that our NEO compensation is competitive in the marketplace. In 2022, the Compensation Committee determined it would be appropriate to consider the recommendations of an independent outside source and engaged Compensation Strategies, Inc., a compensation consulting firm (“Compensation Strategies”), to provide market data from our peer group. The peer group, developed in consultation with Compensation Strategies, which was the independent compensation adviser to the Compensation Committee in 2022, consisted of 12 public companies that were selected, in part, based on their annual revenues. Generally, revenue for members of the peer group ranged from a 25th percentile of $591 million to a 75th percentile of $1.6 billion and a median of $943 million. The companies included in the peer group were:

Cogent Communications Holdings, Inc.	Progress Software Corporation	Switch, Inc.
Commvault Systems, Inc.	Pure Storage, Inc.	Tyler Technologies, Inc.
New Relic, Inc.	Rackspace Technology, Inc.	Uniti Group, Inc.
Nutanix, Inc.	Shenandoah Telecommunications Company	WEX Inc.

On March 23, 2022 and through April 8, 2022, the Compensation Committee completed a review of the compensation of the Company’s executive team against (a) the compensation of employees in similar positions in the Company’s compensation peer group and (b) to the extent such information was insufficient to establish the market compensation for any such executive, comparable company survey data.

Analysis of 2022 Compensation Decisions

Annual Base Salaries

The NEOs receive an annual base salary to provide a fixed component of compensation reflecting the executive's skill set, experience, role and responsibilities. The 2022 annual base salaries for Messrs. Fonseca, Rowland and Sagasta were $500,000, $400,000 and $400,000, respectively.

Annual Cash Bonus Program

We maintain an annual performance-based cash bonus program in which each of our NEOs participated in 2022 (the “2022 Annual Bonus Plan”). Each NEO’s target bonus is expressed as a percentage of the respective NEO’s base salary, and bonus payments are determined based on achievement of certain corporate performance goals, which for 2022 consisted of (i) revenue (with a weighting of 40%) and (ii) Adjusted EBITDA (as defined below, and with a weighting of 60%), subject to potential adjustment for individual performance; provided that, no award will be paid for performance below 50% of target performance criteria for any performance component. The 2022 annual bonus target for Mr. Fonseca was 100% of annual base salary, and for each of Messrs. Rowland and Sagasta was 80% of annual base salary. Under the 2022 Annual Bonus Plan, achievement for either goal of minimum performance would result in a bonus payout of 50% of target, achievement of the target performance would result in a bonus payout of 100% of target and achievement of the maximum performance would result in a bonus payout equal to 200% of target. In March 2023, our Compensation Committee determined that corporate performance goals were achieved at 85.9% of target. No adjustment was made for individual performance with respect to any of the NEOs. Therefore, a 2022 annual bonus was paid to each of Messrs. Fonseca, Rowland and Sagasta in an amount equal to $429,500, $274,880 and $274,880, respectively, as reported in the Summary Compensation Table.

Long-Term Equity-Based Compensation Awards

In 2021, Cyxtera adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which is an equity incentive plan under which Cyxtera may grant equity incentive awards, including non-qualified stock options, restricted stock units (“RSUs”) and performance stock units (“PSU”) to employees, officers, directors and consultants. In 2022, following conclusion of the compensation review process described above in the section entitled “Role of Compensation Consultants in 2022 Compensation Decisions,” the Compensation Committee determined it was appropriate to grant long-term equity-based compensation awards to our NEOs as set forth in the table below, in each case, which were subject to the terms and conditions of the 2021 Plan and the applicable award grant notices and agreements thereunder.

Name	Number of PSUs(1)	Number of RSUs (One Year Vesting)(2)	Number of RSUs (Three Year Vesting)(3)
Nelson Fonseca	220,181	25,000	220,181
Randy Rowland	100,728	12,000	100,728
Carlos Sagasta	91,644	8,000	91,644

(1) For Messrs Fonseca, Rowland and Sagasta, (x) 195,181 PSUs, 89,978 PSUs and 89,978 PSUs, respectively, were granted on March 23, 2022 and (y) 25,000 PSUs, 10,750 PSUs and 1,667 PSUs, respectively, were approved on April 8, 2022, respectively, with a vesting commencement date of March 23, 2023. All of these PSUs are subject to the same terms and conditions, as described further below.
(2) These RSUs were approved on April 8, 2022 and were scheduled to vest in full on March 23, 2023.
(3) For Messrs Fonseca, Rowland and Sagasta, (x) 195,181 RSUs, 89,978 RSUs and 89,978 RSUs, respectively, were granted on March 23, 2022 and (y) 25,000 RSUs, 10,750 RSUs and 1,666 RSUs, respectively, were approved on April 8, 2022, with a vesting commencement date of March 23, 2023. All of these RSUs are subject to the same terms and conditions, as described further below.

PSUs

The PSUs granted in 2022 are subject to both time- and performance-vesting conditions such that (x) the time-vesting condition is satisfied as to one-third of the award based on continued service though each of the first, second and third anniversaries of the grant date (each such tranche referred to herein as Tranche 1, Tranche 2 and Tranche 3 with respect to the first, second and third vesting date, respectively) and (y) based on cumulative achievement of performance conditions over the applicable performance periods commencing on January 1, 2022 (with Tranche 1, Tranche 2 and Tranche 3 being subject to achievement during year 1; years 1 and 2; and years 1, 2 and 3, respectively). For example, Tranche 2 of the 2022 PSUs is subject to a time-vesting condition through the second anniversary of the grant date and is subject to performance measured conditions during the periods beginning on January 1, 2022 through December 1, 2023. The actual number of PSUs earned with respect to any tranche of the award is based upon the target number of PSUs, multiplied by a “payout percentage” ranging from 0% to 200% and determined by the level of performance against pre-established performance components applicable to such tranche, and shall be paid subject to satisfaction of the applicable time-vesting condition. The performance-vesting condition of the PSUs consists of two equally weighted metrics: (i) total shareholder return (“TSR”) and (ii) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The extent to which the performance-vesting portion of each tranche of the 2022 PSUs will be deemed earned upon satisfaction of such performance metrics is set forth in the table, provided that in each case, each tranche shall remain subject to satisfaction of the applicable time-vesting condition.

					Payout Percentage
Metric	Weight	Performance Period	Vesting Period	Index	Below Threshold	Threshold	Target	Maximum
TSR	50%	3-year rolling	33.33% per year	Russell 1000	0%	50% (25th percentile)	100% (50th percentile)	200% (75th percentile)
Adj. EBITDA	50%	3-year rolling	33.33% per year	N/A	0%	50%	100%	200%

The payout percentage is linearly interpolated if achievement falls between the threshold and maximum level of performance. Settlement of the PSUs granted to NEOs in 2022 has been deferred until December 2023.

RSUs

The RSUs granted in 2022 (with one year vesting) were scheduled to vest in a single installment on the first anniversary of the vesting commencement date, subject to continued service through the vesting date. The RSUs granted in 2022 (with three year vesting) were scheduled to vest in three equal annual installments, subject to continued employment on the applicable vesting date. Settlement of the RSUs granted to NEOs in 2022 has been deferred until December 2023.

Other Elements of Compensation

Retirement Plan

One of our subsidiaries maintains a retirement plan intended to provide benefits under Section 401(k) of the Internal Revenue Code of 1986, as amended for our employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees, although Mr. Rowland did not participate in the 401(k) plan in 2022. Under this plan, in 2022, we or our subsidiaries provided employer matching contributions equal to 100% of the first 1% of eligible compensation contributed by employees and 50% of the next 5% of eligible compensation contributed by employees. We believe that providing a vehicle for tax-deferred retirement savings though the Cyxtera’s 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including NEOs, in accordance with our compensation policies.

The employer matching contributions to the 401(k) retirement savings plan on behalf of our participating NEOs are set forth below in the Summary Compensation Table in the column titled “All Other Compensation.” Neither we nor our subsidiaries maintain, sponsor, contribute to or otherwise have any liability with respect to any single or multiemployer defined benefit pension plan or non-qualified deferred compensation plan.

Employee Benefits

During their employment, our NEOs are eligible to participate in our employee benefit plans and programs (generally maintained through one of our subsidiaries), including medical and dental benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Summary Compensation Table

The table below sets forth the annual compensation earned by our NEOs for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Nelson Fonseca President and Chief Executive Officer	2022	500,000	—	5,225,481	—	429,500	10,675	6,165,656
	2021	500,000	400,000	9,163,169	1,021,884	557,000	10,150	11,652,203
Randy Rowland Chief Operating Officer	2022	400,000	—	2,396,984	—	274,880	—	3,071,864
	2021	400,000	200,000	2,816,152	314,058	356,480	—	4,086,690
Carlos Sagasta Chief Financial Officer	2022	400,000	—	2,135,773	—	274,880	10,675	2,821,328
	2021	400,000	200,000	2,816,152	314,058	356,480	9,975	4,096,665

(1) The amounts reflected in the “Stock Awards” column represent the aggregate grant date fair value of RSUs and PSUs granted to our NEOs, as applicable, each as calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 15 to our audited consolidated financial statements included in our 2022 10-K filed on March 16, 2023. With respect to the PSUs, in fiscal year 2022, only Tranche 1 of the adjusted EBIDTA PSU awards were considered granted for accounting purposes. All three tranches of the TSR PSUs were considered granted for accounting purposes. As a result, only these portions of the PSUs that have a reportable grant date fair value under ASC Topic 718 are included in this table. The remaining PSUs do not have a reportable grant date fair value under ASC Topic 718 and are not included in this table. Pursuant to SEC rules, the amounts shown in the Summary Compensation Table for the PSUs subject to financial performance conditions are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures. For purposes of comparison, the following table sets forth the grant date values of the 2022 PSU grants assuming achievement of the highest level of performance for each NEO.

Value as of Grant Date, Assuming Highest Level of Performance ($)
Nelson Fonseca	4,633,340
Randy Rowland	2,119,652
Carlos Sagasta	1,928,514

(2) Represents the aggregate grant date fair value of stock options granted to each NEO, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 15 to our audited consolidated financial statements included in our 2022 10-K filed on March 16, 2023.
(3) The amounts reflected in the “Non-Equity Incentive Plan Compensation” column represent annual performance-based cash bonus paid in April 2023 in respect of 2022 performance, based upon achievement of corporate performance goals at 85.9% of target performance.
(4) Represents employer matching contributions to a 401(k) retirement savings plan maintained through one of our subsidiaries on behalf of the NEO.

Narrative to Summary Compensation Table

Employment Agreements

As described below, Cyxtera Management, Inc., a subsidiary of Cyxtera, entered into employment agreements with each of Messrs. Fonseca, Rowland and Sagasta (each an “Employment Agreement” and together the “Employment Agreements”).

Fonseca Employment Agreement

Cyxtera Management, Inc., a subsidiary of Cyxtera, entered into an employment agreement with Mr. Fonseca effective on May 1, 2017, which sets forth the terms and conditions of his employment and was subsequently amended on November 18, 2019 and on March 24, 2022 (as amended, the “Fonseca Agreement”). Pursuant to the Fonseca Agreement, Mr. Fonseca serves as our President and Chief Executive Officer and is entitled to an annual base salary of $500,000 and a target annual bonus opportunity of 100% of his annual base salary for the duration of the employment term. The Fonseca Agreement provides for an initial term of employment of three years that ended on January 1, 2023 that has and will continue to automatically renew for successive one-year periods thereafter, unless either party gives written notice of non-renewal at least 60 days in advance of the last day of the term.

Rowland Employment Agreement

Cyxtera Management, Inc. a subsidiary of Cyxtera entered into an employment agreement with Mr. Rowland effective on May 1, 2017, which set forth the terms and conditions of his employment and was subsequently amended on November 18, 2019 and on March 24, 2022 (as amended, the “Rowland Agreement”). Pursuant to the Rowland Agreement, Mr. Rowland served as our Chief Operating Officer and was entitled to an annual base salary of $400,000 and a target annual bonus opportunity of 80% of his annual base salary for the duration of the employment term. The Rowland Agreement provided for an initial term of employment of three years that would continue automatically for successive one-year periods thereafter, unless either party gave written notice of non-renewal at least 60 days in advance. Mr. Rowland stepped down as our Chief Operating Officer effective on March 31, 2023.

Sagasta Employment Agreement

Cyxtera Management, Inc., a subsidiary of Cyxtera, entered into an employment agreement with Mr. Sagasta effective on February 18, 2020, which sets forth the terms and conditions of his employment and was subsequently amended on March 24, 2022 (the “Sagasta Agreement”). Pursuant to the Sagasta Agreement, Mr.

Sagasta serves as our Chief Financial Officer and is entitled to an annual base salary of $400,000 and a target annual bonus opportunity of 80% of his annual base salary for the duration of the employment term. The Sagasta Agreement provides for an initial term of employment of three years that has and will continue to automatically renew for successive one-year periods thereafter, unless either party gives written notice of non-renewal at least 60 days in advance.

The Employment Agreements provide for certain severance benefits upon a resignation by the applicable NEO for “good reason,” upon a termination by the Employer without “cause” or due to non-renewal of the employment term. Please see the section entitled “Potential Payments upon Termination of Employement or a Change in Control” for more details regarding the severance benefits provided to our NEOs under the Employment Agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table below sets forth the outstanding equity awards held by the NEOs as of December 31, 2022.

							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Nelson Fonseca	131,957	(2)	290,309	(2)	$9.55	8/5/2031	—		—	—		—
	—		—		—	—	656,858	(3)	1,261,167	—		—
	—		—		—	—	24,234	(4)	46,529	130,120	(6)	249,830	(6)
	—		—		—	—	3,104	(5)	5,960	16,666	(7)	31,999	(7)
	—		—		—	—	195,181	(8)	374,748	—		—
	—		—		—	—	25,000	(9)	48,000	—		—
	—		—		—	—	25,000	(10)	48,000	—		—
Randy Rowland	40,555	(2)	89,221	(2)	$9.55	8/5/2031	—		—	—		—
	—		—		—	—	201,875	(3)	387,600	—		—
	—		—		—	—	11,172	(4)	21,450	59,985	(6)	115,171	(6)
	—		—		—	—	1,334	(5)	2,561	7,166	(7)	13,759	(7)
	—		—		—	—	89,978	(8)	172,758	—		—
	—		—		—	—	12,000	(9)	23,040	—		—
	—		—		—	—	10,750	(10)	20,640	—		—
Carlos Sagasta	40,555	(2)	89,221	(2)	$9.55	8/5/2031	—		—	—		—
	—		—		—	—	201,875	(3)	387,600	—		—
	—		—		—	—	11,172	(4)	21,450	59,985	(6)	115,171	(6)
	—		—		—	—	206	(5)	396	1,111	(7)	2,133	(7)
	—		—		—	—	89,978	(8)	172,758	—		—
	—		—		—	—	8,000	(9)	15,360	—		—
	—		—		—	—	1,666	(10)	3,199	—		—
(1)The market value is based on the closing market price of our Class A common stock on December 30, 2022 of $1.92.

(2)These stock options vested and became exercisable as to 25% of the number of shares granted on August 5, 2022, and the remainder of the options vest in 12 equal quarterly installments over the three-year period following August 5, 2022, subject to continued employment on the applicable vesting date.
(3)One-half of these RSUs will vest on each of August 5, 2023 and August 5, 2024.
(4)The values reflected relate to Tranche 1 of the PSUs granted on March 23, 2022 for the performance period commencing on January 1, 2022, which was determined by the Compensation Committee to have met the performance goals at 37.25% as of December 31, 2022. Tranche 1 of the PSUs satisfied the time-based vesting condition on March 23, 2023, but settlement has been deferred until December 2023.
(5)The values reflected relate to Tranche 1 of the PSUs approved on April 8, 2022 for the performance period commencing on January 1, 2022, which was determined by the Compensation Committee to have met the performance goals at 37.25% as of December 31, 2022. Tranche 1 of the PSUs satisfied the time-based vesting condition on March 23, 2023, but settlement has been deferred until December 2023.
(6)The values reflected relate to Tranches 2 and 3 of the PSUs granted on March 23, 2023 for the performance period commencing on January 1, 2022, based on threshold performance.
(7)The values reflected relate to Tranches 2 and 3 of the PSUs approved on April 8, 2022 for the performance period commencing on January 1, 2022, based on threshold performance.
(8)These RSUs were granted on March 23, 2022 and were scheduled to vest in three equal annual installments on each of the first three anniversaries of March 23, 2022, in each case, subject to continued employment through the applicable vesting date. Settlement of these RSUs has been deferred until December 2023.
(9)These RSUs were approved on April 8, 2022 and were scheduled to vest in full on March 23, 2023, subject to continued employment such vesting date. Settlement of these RSUs has been deferred until December 2023.
(10)These RSUs were approved on April 8, 2022 and were scheduled to vest in three equal annual installments on each of the first three anniversaries of March 23, 2022, in each case, subject to continued employment through the applicable vesting date. Settlement of these RSUs has been deferred until December 2023

Potential Payments Upon a Termination of Employment or a Change in Control

Employment Agreements

The Employment Agreements each provide for severance benefits in connection with certain terminations of employment as described further below.

Pursuant to the terms of the Employment Agreements, in the event the NEO resigns for “Good Reason” or we terminate the NEO’s employment without “Cause” (other than due to death or disability) (each as defined in the Employment Agreement), including upon a termination without “Cause” on or following the expiration of the term of employment due to our non-renewal of the term, the NEO is entitled to receive the following payments and benefits, in addition to any accrued obligations and subject to the NEO’s timely execution and non-revocation of a general release of claims in our favor and continued compliance with the restrictive covenants contained in the Employment Agreement: (i) an amount equal to the sum of the NEO’s then-current (a) annual base salary and (b) target bonus, paid in equal installments, in accordance with our normal payroll practices, over a period of 12 months from the termination date payable on the first payroll period occurring on or after the 28th day following the termination date, (ii) a prorated portion of the NEO’s annual bonus, based on actual performance, for the fiscal year in which the termination or resignation occurs, paid when bonuses for such fiscal year are paid in the ordinary course to our actively employed senior executives, (iii) reimbursement for his healthcare insurance premiums until the earlier of (I) 12 months, (II) the date the NEO and/or the NEO’s covered dependents become no longer eligible for the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) or (III) the date the NEO becomes eligible to receive healthcare coverage from a subsequent employer, (iv) accelerated vesting of any equity awards granted on or after July 29, 2021 with respect to (a) the portion of the award that would have vested through the 12 month anniversary of the termination date and (b) an additional portion of the award, if any, calculated by multiplying (I) the portion of the award that was scheduled to become vested on the regularly scheduled vesting date immediately following the 12 month anniversary of the termination date (the “Next Vesting Date”) by (II) a fraction, (A) the numerator of which is the number of full calendar months that would elapse from the regularly scheduled vesting date immediately preceding the 12 months anniversary of the termination date (the “Prior Vesting Date”) until the 12 month anniversary of the termination date and (B) the denominator of which is the number of full calendar months that would elapse from the Prior Vesting Date until the Next Vesting Date, with any such awards that are subject to performance-based vesting conditions to become payable assuming the applicable target level of performance, and (v) extension of the time period to exercise all vested stock options under any equity incentive plan until the earlier of (a) the final expiration date of the given option and (b) the first anniversary date of the termination of employment (subject to earlier termination in connection with a corporate transaction).

Mr. Rowland stepped down as our Chief Operating Officer effective March 31, 2023 under circumstances that qualified him for severance benefits consistent with a termination without Cause in accordance with the terms of the Rowland Agreement; provided, that the Compensation Committee approved the payment of Mr. Rowland’s cash severance benefits in a lump sum rather than in installments.

In the event of the NEO’s termination due to the NEO’s death or disability, in addition to accrued obligations, the NEO or the NEO’s estate, as applicable, shall be entitled to receive a prorated portion of the NEO’s annual bonus, based on actual performance, for the fiscal year in which the termination occurs. Such bonus shall be paid when bonuses for such fiscal year are paid in the ordinary course to our actively employed senior executives.

Each Employment Agreement contains a perpetual non-disclosure covenant, assignment of inventions, a perpetual and mutual non-disparagement covenant and non-competition, customer non-solicitation, and employee non-solicitation covenants which apply during the term of the NEO’s employment and for 12 months thereafter.

Treatment of Equity Awards

Pursuant to the 2021 Plan, in the event of a Change in Control (as defined in the 2021 Plan) if the outstanding stock options, RSUs or PSUs, as applicable, are not assumed or continued by the surviving entity or acquiring entity or otherwise equitably converted, assumed, continued or substituted in connection with a Change in Control in a manner approved by the Compensation Committee or the Board, all outstanding time-vesting stock options will accelerate and fully vest and will be fully exercisable and all outstanding time-vesting RSUs will fully vest. PSUs will be deemed to have vested at target.

Pursuant to the 2021 Plan, in the event of a Change in Control if the outstanding stock options, RSUs or PSUs, as applicable, are assumed or continued, by the surviving entity or acquiring entity or otherwise equitably converted, assumed, continued or substituted in connection with a Change in Control in a manner approved by the Compensation Committee or the Board, and if during the one year period following a Change in Control a NEO is terminated without Cause (as defined in the 2021 Plan) or by the NEO for Good Reason (as defined in the 2021 Plan), all outstanding time-vesting stock options will accelerate and fully vest and will be fully exercisable and all outstanding time-vesting RSUs will fully vest. PSUs will be deemed to have vested at target.

If a NEO has outstanding PSUs and is terminated after a vesting date but prior to the date the Compensation Committee determines the extent to which the performance conditions have been satisfied for the relevant performance period, the PSUs will remain eligible to vest to the extent they are earned in accordance with the applicable award agreement.

If a NEO has outstanding stock options and is terminated (i) other than for Cause or due to death or Disability (as defined in the 2021 Plan), any vested stock options will remain exercisable for 90 days, (ii) due to Disability (as defined in the 2021 Plan), any vested stock options will remain exercisable for one year or (iii) for Cause, engaging in a Detrimental Activity (as defined in the 2021 Plan) or by breach of any restrictive covenants by which the NEO may be bound, any vested stock options will expire immediately.

The form stock option, RSU and PSU award agreements provide that the awards are subject to any clawback policy implemented by the Company or any subsidiary to comply with the requirements of applicable law.

Director Compensation

The Compensation Committee initially designed our non-employee director compensation program to be consistent with market practices of other similarly situated companies, generally the same companies in the peer group used to determine executive compensation. To date, the Compensation Committee has not made any changes to the program; provided that, (x) in 2021 and 2022, the Compensation Committee approved the issuance of mandatory stock-based awards to our non-employee directors in lieu of annual cash compensation and (y) in 2022, the Compensation Committee approved the payment of special committee fees for John W. Dercksen, Michelle Felman, Melissa Hathaway and Gregory Waters as reported in the Director Compensation Table in consideration of their services provided for serving on a special committee of the Board.

The compensation program for our non-employee directors provides for each non-employee director to receive the amounts described below for serving on our Board and its Committees:

Annual Cash Compensation

Each non-employee director is entitled to receive the following annual cash compensation for his or her service on our Board and its Committees:

1.an annual director fee of $60,000;
2.if the director serves as lead independent director, an additional annual director fee of $25,000;
3.if the director serves as non-executive chair, an additional annual director fee of $60,000; and
4.if the director serves on a committee of our Board, an additional annual fee as follows:
•Chair of the Audit Committee—$25,000;
•Audit Committee member other than Chair—$12,500;
•Chair of the Compensation Committee—$20,000;
•Compensation Committee member other than the Chair—$10,000;
•Chair of the Nominating and Corporate Governance Committee—$15,000; and
•Nominating and Corporate Governance Committee member other than the Chair—$7,500.

For 2022, the Compensation Committee approved the issuance of stock-based awards to our non-employee directors in lieu of cash compensation. Therefore, for 2022, pursuant to the non-employee director compensation program, each non-employee director then serving received an award of restricted stock units (“RSUs”) on March 23, 2022, in an amount equal to the annual retainer that the individual would have received for 2022 divided by the fair market value of a share of Class A common stock on the date prior to the grant date (the “2022 Cash Replacement RSU Award”). In 2022, Fahim Ahmed and Raymond Svider assigned their 2022 Cash Replacement RSU Awards, for no consideration, to BCEC-SIS Holdings, L.P. (BCEC-SIS Holdings). Thereafter, Cyxtera entered into an agreement with each of Fahim Ahmed and Raymond Svider pursuant to which their Board compensation is paid directly to BCEC-SIS Holdings. Benjamin Phillips was elected to the Board on November 10, 2022. Benjamin Phillips agreed to forfeit, for no consideration, his right to receive the 2022 Cash Replacement RSU Award. Cyxtera also entered into an agreement with Benjamin Phillips pursuant to which his compensation is paid directly to BCEC-SIS Holdings.

Annual Stock Compensation

Each non-employee director who continues to serve following each annual stockholder meeting will receive a number of RSUs equal to $200,000 divided by the fair market value of a share of Class A common stock on the date of the annual meeting (the “2022 RSU Award”). In 2022, pursuant to the non-employee director compensation program, (1) each non-employee director, other than Fahim Ahmed, Benjamin Phillips (who was not yet a director on June 8, 2022) and Raymond Svider, and (2) BCEC-SIS Holdings, on behalf of each of Fahim Ahmed and

Raymond Svider, received a 2022 RSU Award on June 8, 2022, in an amount equal to $200,000 divided by the fair market value of a share of Class A common stock on June 8, 2022.

The 2022 RSU Cash Replacement Awards vested on March 23, 2023, but will not be settled until December 2023, and the 2022 RSU Awards will vest on June 8, 2023.

No options were granted to non-employee directors in 2022, and there were no outstanding options, whether or not vested, held by our non-employee directors as of December 31, 2022.

Director Compensation Table

The following table shows all compensation to our non-employee directors for the year ended December 31, 2022. As a director and executive officer, Nelson Fonseca did not receive compensation for his services on the Board and information regarding his compensation as of December 31, 2022, is set forth in the section titled, “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash (1)	Stock Awards ($)(2)	Total ($)
Fahim Ahmed(3)	—	—	—
John W. Diercksen	8,226	293,631	301,857
Michelle Felman(4)	8,226	273,389	281,615
Melissa Hathaway(4)	8,226	283,510	291,736
Manuel D. Medina	—	321,464	321,464
Benjamin Phillips(5)	—	—	—
Jeffrey C. Smith(6)	—	275,920	275,920
Raymond Svider(3)(5)	—	—	—
Gregory Waters	8,226	306,282	314,508

(1)Represents pro-rated special committee fees earned for service during 2022, which commenced on December 15, 2022. These fees were paid in 2023.
(2)Represents the aggregate grant date fair value of the 2022 Cash Replacement RSU Awards and 2022 RSU Awards granted to each non-employee director (except as described below in Footnotes 3 and 5) on March 23, 2022 and June 8, 2022, respectively, calculated in accordance with FASB ASC Topic 718.. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 15 to our audited consolidated financial statements included in our 2022 10-K filed on March 16, 2023. The 2022 Cash Replacement RSU awards vested on March 23, 2023, but settlement was deferred until December 2023, and the 2022 RSU Awards will vest on June 8, 2023. The following table sets forth the aggregate number of outstanding RSUs held by our non-employee directors as of December 31, 2022.

Name	Number of RSUs
Fahim Ahmed(1)	—
John W. Diercksen	4,036
Michelle Felman	3,164
Melissa Hathaway	3,600
Manuel D. Medina	5,236
Benjamin Phillips(2)	—
Jeffrey C. Smith	3,273
Raymond Svider(1)(2)	—
Gregory Waters	4,582

(1) In 2022, Fahim Ahmed and Raymond Svider assigned their RSUs, for no consideration, to BCEC-SIS Holdings, and BCEC-SIS Holdings received their Subsequent Awards.
(2) Benjamin Phillips was elected to the Board on November 10, 2022 upon Raymond Svider’s resignation from the Board. Pursuant to his employment agreement with BCEC-SIS Holdings, Benhamin Phillips' Board compensation is paid to BCEC-SIS Holdings. Furthermore, Mr. Phillips agreed to forfeit, for no consideration, his right to receive the 2022 RSU Award.

(3)In 2022, Fahim Ahmed and Raymond Svider assigned their 2022 Cash Replacement RSU Awards, for no consideration, to BCEC-SIS Holdings, and BCEC-SIS Holdings received their 2022 RSU Awards.

(4)Michelle Felman and Melissa Hathaway forfeited their 2022 RSU Awards upon their resignation from the Board of Directors on March 28, 2023.
(5)Benjamin Phillips was elected to the Board on November 10, 2022 upon Raymond Svider’s resignation from the Board. Pursuant to his employment agreements with BCEC-SIS Holdings, Benhamin Phillips’ Board compensation is paid to BCEC-SIS Holdings. Furthermore, Mr. Phillips agreed to forfeit, for no consideration, his right to receive the 2022 Cash Replacement RSU Award.
(6)Jeffrey Smith forfeited his 2022 RSU Awards upon his resignation from the Board of Directors on March 27, 2023.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or the compensation committee of any entity that has one or more officers serving on our Board. Certain of our directors serve on the board of directors of Appgate.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information with respect to our 2021 Plan in effect as of December 31, 2022, which was approved by our stockholders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(2)
Equity Compensation Plans Approved By Stockholders	6,411,466	9.55	6,866,833
Total	6,411,466	9.55	6,866,833
(1)Represents the weighted-average exercise price of outstanding options under the 2021 Plan as of December 31, 2022. RSUs and PSUs do not have an exercise price and were not included in calculating the weighted average exercise prices.
(2)Consists of shares of Class A common stock available for issuance under the 2021 Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock as of April 17, 2023, referred to as the “Beneficial Ownership Date,” by:

•each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock;
•each of our directors;
•each of our NEOs; and
•all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Class A common stock subject to options or warrants issuable or exercisable within 60 days of the Beneficial Ownership Date are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 180,317,485 shares of Class A common stock outstanding as of the Beneficial Ownership Date.

Unless otherwise indicated, we believe that each person listed in the table below has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o Cyxtera Technologies, Inc., 2333 Ponce De Leon Blvd., Suite 900, Coral Gables, Florida 33134.

Name of Beneficial Owner	Number of Shares of Class A Common Stock Beneficially Owned(1)	Percentage of Outstanding Class A Common Stock
5% Stockholders
BCEC-SIS Holdings L.P.(2)(8)	68,345,028	38%
Medina Capital Fund II—SIS Holdco, L.P.(3)(8)	22,923,324	13%
FMR LLC(4)	20,248,179	11%
Starboard Value LP(5)	20,767,571	12%
Lumen Technologies, Inc.(6)	11,461,627	6%
SVAC Sponsor LLC(7)(8)	11,252,341	6%
Jeffrey C. Smith(9)	20,770,844	12%
Directors and NEOs
Manual D. Medina(3)(8)	22,942,354	13%
John W. Diercksen	17,830	*
Gregory Waters(10)	111,946	*
Nelson Fonseca	379,466	*
Randy Rowland	298,470	*
Carlos Sagasta	111,035	*
Directors and executive officers as a group (11 individuals)(11)	23,921,269	13%

*    Less than one percent.
(1)Beneficial ownership includes the following shares that the executive officers could acquire by exercising stock options on or within 60 days after April 17, 2023: Mr. Fonseca: 184,741, Mr. Rowland: 83,813 and Mr. Sagasta: 56,777. For all directors and officers as a group, the stock options represent an aggregate of 353,035 shares. Beneficial ownership also includes 13,794 shares issuable to each of Messrs. Medina, Diercksen and Waters and 27,588 shares issuable to BCEC-SIS Holdings pursuant to RSUs that will vest within 60 days of April 17, 2023.
(2)Based on RSUs that will vest within 60 days of April 17, 2023 and on the Schedule 13D/A filed with the SEC on August 3, 2022. According to this Schedule 13D/A, each of BCEC-SIS Holdings, BCEC Management X Limited, CIE Management IX Limited, BC Partners Group Holdings Limited and BC Partners Holdings Limited reported sole dispositive power of 68,317,440 shares of Class A common stock, reported zero sole voting power, and reported shared voting power over 68,317,440 shares, but each disclaims beneficial ownership of such securities. Through their ownership of voting common shares, each of CIE Management IX Limited, BCEC Management X Limited, BC Partners Group Holdings Limited and BC Partners Holdings Limited may be deemed to share voting and investment power over the shares of Class A common stock held by BCEC-SIS Holdings,, but each disclaims beneficial ownership of such securities. The business address of BC Partners Holdings Ltd. and BC Partners Group Holdings Ltd. is West Wing, Floor 2, Trafalgar Court, Les Banques, St. Peter, Port Guernsey. The business address of BCEC-SIS Holdings, BCEC Management X Ltd. and CIE Management IX Ltd. is Arnold House P.O. Box 273, St. Julian’s Avenue, St. Peter, Port Guernsey.
(3)Based solely on the Schedule 13D/A filed with the SEC on August 3, 2022. According to this Schedule 13D/A, each of Medina Capital Fund II—SIS Holdco GP, LLC and Medina Capital Fund II SIS Holdco, L.P., reported zero sole dispositive power over shares of Class A common stock, Manuel D. Medina reported sole dispositive power and sole voting power over 5,236 shares of Class A common stock. Each of Medina Capital Fund II—SIS Holdco GP, LLC, Medina Capital Fund II SIS Holdco, L.P. and Manuel D. Medina reported shared dispositive power of 22,923,324 shares of Class A common stock. Through their ownership of voting common shares, each of Medina Capital Fund II—SIS Holdco GP, LLC, Medina Capital Fund II SIS Holdco, L.P. and Manuel D. Medina may be deemed to share voting and investment power over the shares of Class A common stock held by Medina Capital Fund II SIS Holdco, L.P., but each disclaims beneficial ownership of such securities. The business address of Medina Capital Fund II—SIS Holdco GP, LLC and Medina Capital is c/o Cyxtera Technologies, Inc., 2333 Ponce de Leon Boulevard, Suite 900, Coral Gables, Florida 33134.
(4)Based solely upon information contained in the most recently filed Schedule 13G/A of FMR LLC, filed with the SEC on February 9, 2023. According to this Schedule 13G/A, each of FMR LLC and its Chairman, Abigail P. Johnson, reported sole dispositive power of 20,248,179 shares of Class A Common stock and FMR LLC reported sole voting power of 19,742,723 shares of Class A common stock owned directly by various investment companies registered under the Investment Company Act, which are advised by Fidelity Management and Research Company LLC, a wholly owned subsidiary of FMR LLC and a registered investment advisor. Through their ownership of voting common shares and the execution of a shareholders’ voting agreement, Ms. Johnson and members of her family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(5)Based solely upon information contained in the Schedule 13D/A of Starboard Value LP, filed with the SEC on March 9, 2023. According to this Schedule 13D/A, Starboard Value LP, as the investment manager of Starboard Value and Opportunity Master Fund Ltd (“Starboard V&O Fund”), Starboard Value and Opportunity C LP (“Starboard C LP”), Starboard Value and Opportunity Master Fund L LP (“Starboard L Master”), Starboard X Master Fund Ltd (“Starboard X Master”) and a certain managed account (“Starboard Value LP Account”) and the manager of Starboard Value and Opportunity S LLC (“Starboard S LLC”), may be deemed the beneficial owner of the (i) 11,602,587 shares of Class A common stock beneficially owned by Starboard V&O Fund, (ii) 2,054,489 shares of Class A common stock beneficially owned by Starboard S LLC, (iii) 1,221,537 shares of Class A common stock beneficially owned by Starboard C LP, (iv) 938,808 shares of Class A common stock owned by Starboard L Master, (v) 1,650,431 shares of Class A common stock owned by Starboard X Master and (vi) 3,299,719 shares of Class A common stock through the Starboard Value LP Account. Starboard Value LP disclaims beneficial ownership of such shares. The business address of Starboard Value LP and Mr. Smith is 777 Third Avenue, 18th Floor, New York, New York 10017.

(6)Based solely upon information contained in the Schedule 13G of Lumen Technologies, Inc., filed with the SEC on August 5, 2022. According to this Schedule 13G, Lumen Technologies, Inc. reported sole voting power and sole dispositive power of 11,461,627 shares of Class A common stock. The business address of Lumen Technologies, Inc. is 100 CenturyLink Drive, Monroe, LA 71203.
(7)Based solely upon information contained in the Schedule 13D/A of Starboard Value LP, of which SVAC Sponsor, LLC (the “Sponsor”) is a joint filer, filed with the SEC on March 29, 2023. According to this Schedule 13D/A, the Sponsor reported sole voting power and sole dispositive power of 11,262,341 shares of Class A common stock. SVAC Manager LLC is the manager of Sponsor. As a result, SVAC Manager LLC may be deemed to share beneficial ownership of the shares of Class A common stock held by Sponsor, but disclaims beneficial ownership of such securities. The business address of Sponsor is 777 Third Avenue, 18th Floor, New York, New York 10017.
(8)Pursuant to that certain Stockholders Agreement, dated as of July 29, 2021 (as modified by that certain Joinder to Stockholders Agreement, dated as of July 29, 2022) (together, the “Stockholders Agreement”), by and among the Company, the Sponsor, BCEC-SIS Holdings, and Medina Capital, the Sponsor, BCEC-SIS Holdings and Medina Capital may be deemed to constitute a group for purposes of Rule 13d-3 under the Exchange Act. The Sponsor, BCEC-SIS Holdings and Medina Capital each disclaims beneficial ownership of each of the other group member’s securities.
(9)Jeffrey C. Smith may be deemed to beneficially own 20,770,844 shares of Class A common stock, which includes (i) 3,273 shares of Class A common stock beneficially owned and (ii) 20,767,571 shares of Class A common stock beneficially owned by Starboard Value LP. Mr. Smith is a member of Starboard Value GP, LLC, which is the general partner of Starboard Value LP, and, therefore, may be deemed to direct the voting and dispositive decisions of Starboard Value LP with respect to such Class A common stock, but disclaims beneficial ownership of such shares.
(10)Consists of (i) 4,582 shares of Class A common stock beneficially owned and (ii) 93,570 shares of Class A common stock beneficially owned by the Waters Family Trust.
(11)Consists of shares beneficially owned by directors, nominees and current executive officers.

The information given in this Amendment with respect to the beneficial ownership of Class A common stock by the Company’s directors and executive officers (other than as appears from the records of the Company) is based upon statements furnished to the Company by its directors and executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described under “Executive Compensation” and “Director Compensation,” the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

•    we have been or are to be a participant;
•    the amount involved exceeds or will exceed $120,000; and
•    any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Appgate Transition Services Agreement and Other Services

On December 31, 2019, in connection with the spin-out of its former cybersecurity business, Cyxtera Management, Inc. (the “Management Company”) entered into a Transition Services Agreement with Appgate. Pursuant to the Transition Services Agreement, the Management Company agreed to provide certain services to Appgate and Appgate agreed to provide certain services to the predecssory to Cyxtera (“Legacy Cyxtera”). Appgate is 88.9% owned by SIS and Messrs. Ahmed, Medina and Phillips serve as director, Executive Chairman and director, respectively, of Appgate.

Appgate Services

In June 2020, certain subsidiaries of Legacy Cyxtera entered into purchase orders with Appgate, pursuant to which they acquired one-year licenses for one of Appgate’s cybersecurity software products. The subsidiaries renewed this license in July 2021 for another one-year term and added additional licenses in December 2021 and renewed this again in July 2022. For 2022, Appgate charged $.2 million for the licenses and related training. In 2022, Cyxtera provided Appgate certain data center colocation and CXD services. For 2022, Cyxtera charged Appgate $.2 million for those services.

Presidio

Subsidiaries of Cyxtera have entered into agreements with Presidio Holdings, Inc. (“Presidio”) pursuant to which (a) Presidio provides IT products and services to Cyxtera; (b) Cyxtera’s subsidiaries provide colocation services to Presidio and (c) Presidio may refer colocation sales opportunities to Cyxtera and its subsidiaries in exchange for a referral fee. In the year ended December 31, 2022, Cyxtera paid approximately $0.3 million to Presidio for IT products and services, including referral fees, and received payments from Presidio of approximately $0.4 million for colocation services. Presidio’s majority owner is an affiliate of BC Partners. In addition, one of Cyxtera’s directors, Fahim Ahmed also serves as a director of Presidio, Inc.

Optional Share Purchase

On January 31, 2022, Cyxtera issued a total of 3.75 million optional shares at a price of $10.00 per share, to SIS, which was a beneficial holder of more than 5% of Cyxtera's capital stock, for an aggregate purchase price of $37.5 million pursuant to the Optional Share Purchase Agreement, which was entered into prior to the business combination and related transactions with SVAC. Also, on January 31, 2022, Cyxtera issued a total of 3.75 million optional shares at a price of $10.00 per share to certain clients of Starboard Value LP, which was a beneficial holder of more than 5% of Cyxtera’s capital stock, for an aggregate purchase price of $37.5 million pursuant to the Optional Share Purchase Agreement.

Separation and Consulting Agreement

On May 19, 2022, Cyxtera entered into a Separation and Consulting Agreement with Leo Taddeo, former Senior Vice President and Chief Information Security Officer of Cyxtera and President, Cyxtera Federal Group, Inc., a subsidiary of Cyxtera. The Separation and Consulting Agreement included certain provisions relating to the termination of Mr. Taddeo’s employment with Cyxtera and its subsidiaries and affiliates and Mr. Taddeo’s agreement to provide certain transition and consulting services to Cyxtera through September 30, 2022. Pursuant to the Separation and Consulting Agreement, Mr. Taddeo received a separation payment of $167,100 and continued vesting of 19,377 RSUs and 6,228 stock options previously awarded to him under the 2021 Plan, subject to his performance of the consulting services in good faith through the end of the consulting period.

Private Placement Warrants

Simultaneously with the closing of its initial public offering, SVAC consummated the private placement of 6,133,333 private placement warrants to the Sponsor, at a price of $1.50 per private placement warrant, generating gross proceeds to our Company of $9.2 million. In connection with the underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an additional 589,794 private placement warrants, at a price of $1.50 per private placement warrant, generating gross proceeds of approximately $0.9 million.

Each whole private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from SVAC’s IPO held in the trust account.

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

Stockholders Agreement

In connection with the business combination and related transactions with SVAC, we entered into a Stockholders Agreement, dated July 29, 2021, as modified by that certain Joinder to Stockholders Agreement, dated as of July 29, 2022 (together, the “Stockholders Agreement”), with certain investor parties (the “Investor Parties”), which provides for certain governance and director nomination rights with respect to Cyxtera. Pursuant to the

Stockholders Agreement, Cyxtera and the Investor Parties agreed to take all necessary action to cause Cyxtera’s Board to be comprised of nine directors, including: Cyxtera’s Chief Executive Officer; three individuals designated by BCEC-SIS Holdings; one independent director designated by BCEC-SIS Holdings with the consent of the Sponsor; two individuals designated by the Sponsor; and two independent directors designated by mutual agreement between (i) BCEC-SIS Holdings and (ii) the Sponsor. Subject to certain ownership thresholds, the rights of the Investor Parties to designate directors will continue in respect of each annual meeting or special meeting of Cyxtera’s stockholders until immediately following the conclusion of Cyxtera’s annual meeting for the calendar year 2024. In addition, pursuant to a Stockholders Matters Agreement, dated July 30, 2021, as modified by that certain Joinder to Stockholders Matters Agreement, dated as of July 29, 2022 (together, the Stockholders Matters Agreement”), Medina Capital has the right, subject to certain ownership thresholds, to designate one of the BCEC-SIS Holdings directors or the BCEC-SIS Holdings director if and when BCEC-SIS Holdings only has the right to designate one director.

Director and Officer Indemnification

Our second amended and restated certificate of incorporation and our amended and restated bylaws provide for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. We have entered into indemnification agreements with each member of our Board and several of our officers.

Procedures with Respect to Review and Approval of Related Person Transactions

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Under the policy, our accounting department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If the head of our accounting department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Legal Officer will be required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. The Audit Committee will be required to review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the Chair of the Audit Committee, subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then-current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. For a description of the director independence, see above Part III, Item 10—Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accounting Fees and Services.

The following table presents a summary of the fees for professional audit services and other services provided to Cyxtera by Deloitte & Touche LLP (“Deloitte”), our independent registered public accounting firm.

	2022	2021
Audit Fees (1)	$2,429,760	$1,216,816
Audit-Related Fees(2)	—	2,018,782
Tax Fees(3)	896,057	254,683
All Other Fees(4)	—	–
Total Fees	$3,325,817	$3,490,281
(1)Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of fees for professional services rendered in connection with financial statements incorporated into SEC filings to facilitate the business combination and related transactions with SVAC.
(3)Tax fees consist of fees billed for professional services related to, for both 2021 and 2022, general tax compliance, tax advice and tax planning, and for 2022, additional professional services related to a potential election as a real estate investment trust.
(4)All other fees consist of fees billed for services not associated with audit or tax.

Pre-Approval Policies and Procedures

Pursuant to the Audit Committee Charter, the Audit Committee Audit and Non-Audit Services Pre-Approval Policy and the requirements of law, the Audit Committee pre-approves all audit and permitted non-audit services that may be provided by our independent registered public accounting firm. This pre-approval applies to audit services, audit-related services, tax services and other services. In some cases, the full Audit Committee provides pre-approval for specific services, subject to a specific dollar threshold. In other cases, the Chair of the Audit Committee has the delegated authority from the Audit Committee to pre-approve services up to a specific dollar threshold, and the Chair then reports such pre-approvals to the full Audit Committee at its next meeting. For the fiscal year ended December 31, 2022, all non-audit services provided by Deloitte were approved in accordance with this pre-approval policy.

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Miami, Florida	Audit Firm ID:	34

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements and Schedules

The financial statements and financial statement schedules are included in Item 8 of the 2022 10-K.

(a)(2)    Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the 2022 10-K. The “Exhibit Index” to this Amendment sets forth the additional exhibits required to be filed with this Amendment.

Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
104*	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYXTERA TECHNOLOGIES, INC.

Date: May 1, 2023

/s/ Carlos Sagasta
Carlos Sagasta
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)