Form 10-Q
period 2023-03-31
Cyxtera Technologies, Inc.
filed 2023-05-05
CIK 1794905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 2, 2023, there were approximately 180,317,485 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding.

CYXTERA TECHNOLOGIES, INC.
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These statements include statements about Cyxtera Technologies, Inc.’s (the “Company” or “Cyxtera”) plans, including the Company’s ability to refinance its material indebtedness with near term maturities, the Company’s plan to convert to a real estate investment trust (“REIT”) and the timing of such conversion, and other statements concerning the Company’s objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to continue as a going concern; our material indebtedness with near term maturities; our ability to refinance or renew our existing indebtedness on favorable terms or at all; our ability to access external sources of capital on favorable terms or at all, which could limit our ability to execute our business and growth strategies; our ability to maintain our credit ratings; increases in interest rates; fluctuations in energy prices; fluctuations in foreign currency exchange rates in the markets in which we operate internationally; inflation; prolonged power outages, shortages or capacity constraints; physical and electronic security breaches and cyber attacks, which could disrupt our operations; any failure of our physical infrastructure or negative impact on our ability to provide our services, or damage to customer infrastructure within our data centers; inadequate or inaccurate external and internal information, including budget and planning data, which could lead to inaccurate financial forecasts and inappropriate financial decisions; our fluctuating operating results; our government contracts, which are subject to early termination, audits, investigations, sanctions and penalties; our reliance on third parties to provide internet connectivity to our data centers; the incurrence of goodwill and other intangible asset impairment charges, such as our recent impairment of goodwill, or impairment charges to our property and equipment, which could result in a significant reduction to our earnings; the requirements of being a public company, including maintaining adequate internal controls over financial and management systems; our ability to manage our growth; volatility of the market price of our Class A common stock; future sales, or the perception of future sales, of our Class A common stock by us or our existing security holders in the public market, which could cause the market price for our Class A common stock to decline; and our ability to use our United States federal and state net operating losses “(NOLs”) to offset future United States federal and applicable state taxable income may be subject to certain limitations that could accelerate or permanently increase taxes owed; our ability to address the significant implementation and operational complexities required to complete a conversion to a REIT, including, without limitation, completing internal reorganization and modifying accounting and information technology (“IT”) systems, and receiving any necessary shareholder and other approvals; our ability to apply highly technical and complex provisions of the US Internal Revenue Code of 1986, as amended (the “Code”), to our operations; risks related to the effects of the COVID-19 pandemic on our business or future results, including supply chain disruptions; and other factors discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and difficult to predict; investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we
i

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share information)

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$61.9	$65.1
Accounts receivable, net of allowance of $0.3 and $0.1, respectively	49.6	28.3
Prepaid and other current assets	35.9	38.1
Total current assets	147.4	131.5

Property and equipment, net	1,629.5	1,638.6
Operating lease right-of-use assets	241.0	248.0
Goodwill	322.4	599.6
Intangible assets, net	412.5	427.6
Other assets	16.8	18.0
Total assets	$2,769.6	$3,063.3

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$49.6	$61.9
Accrued expenses	92.5	81.4
Current portion of operating lease liabilities	36.4	35.3
Current portion of long-term debt, finance leases and other financing obligations	49.9	96.7
Deferred revenue	86.7	73.1
Other current liabilities	28.1	25.3
Total current liabilities	343.2	373.7

Operating leases liabilities, net of current portion	263.9	272.0
Long-term debt, net of current portion	934.0	853.5
Finance leases and other financing obligations, net of current portion	1,070.6	1,078.5
Deferred income taxes	13.0	26.0
Other liabilities	80.6	75.3
Total liabilities	2,705.3	2,679.0

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 179,683,659 shares issued and outstanding as of March 31, 2023, and December 31, 2022	—	—
Additional paid-in capital	1,971.1	1,968.0
Accumulated other comprehensive income	(4.9)	(7.2)
Accumulated deficit	(1,901.9)	(1,576.5)
Total shareholders’ equity	64.3	384.3
Total liabilities and shareholders’ equity	$2,769.6	$3,063.3

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except for share information)

	Three Months Ended March 31,
	2023	2022
Revenues	$196.7	$182.4
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization	103.8	98.0
Selling, general and administrative expenses	42.1	31.3
Depreciation and amortization	60.0	62.3
Goodwill impairment	278.2	—
Restructuring, impairment, site closures and related costs	4.5	1.3
Total operating costs and expenses	488.6	192.9

Loss from operations	(291.9)	(10.5)
Interest expense, net	(46.1)	(38.6)
Other (expense) income, net	(0.5)	0.5
Change in fair value of warrant liabilities	—	11.8
Loss from operations before income taxes	(338.5)	(36.8)
Income tax benefit (expense)	13.1	(4.1)
Net loss	$(325.4)	$(40.9)

Loss Per Share
Basic and diluted	$(1.81)	$(0.23)

Weighted average number of shares outstanding
Basic and diluted	179,683,659	175,182,160
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net loss	$(325.4)	$(40.9)

Other comprehensive (loss) income:
Foreign currency translation adjustment	2.3	(4.0)
Other comprehensive income (loss)	2.3	(4.0)

Comprehensive loss	$(323.1)	$(44.9)
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(unaudited, in millions, except for share information)

	Class A common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Share	Amount
Balance as of December 31, 2022	179,683,659	$—	$1,968.0	$(7.2)	$(1,576.5)	$384.3
Equity-based compensation	—	—	3.1	—	—	3.1
Net loss	—	—	—	—	(325.4)	(325.4)
Other comprehensive income	—	—	—	2.3	—	2.3
Balance as of March 31, 2023	179,683,659	$—	$1,971.1	$(4.9)	$(1,901.9)	$64.3

Balance as of December 31, 2021	166,207,190	$—	$1,816.5	$10.8	$(1,221.4)	$605.9
Equity-based compensation	—	—	3.4	—	—	3.4
Issuance of shares related to exercise of warrants	4,859,162	—	54.2	—	—	54.2
Issuance of shares related to exercise of optional shares purchase options	7,500,000	—	75.0	—	—	75.0
Net loss	—	—	—	—	(40.9)	(40.9)
Other comprehensive loss	—	—	—	(4.0)	—	(4.0)
Balance as of March 31, 2022	178,566,352	$—	$1,949.1	$6.8	$(1,262.3)	$693.6
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net loss	$(325.4)	$(40.9)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60.0	62.3
Amortization of debt issuance costs and fees, net	0.8	1.0
Goodwill impairment (Note 6)	278.2	—
Equity-based compensation	3.1	3.4
Provision (reversal) of doubtful accounts	0.3	(0.3)
Deferred income taxes	(13.1)	4.1
Change of fair value of warrant liabilities	—	(11.8)
Non-cash interest expense, net	1.7	3.0
Changes in operating assets and liabilities:
Accounts receivable	(21.5)	(9.0)
Prepaid and other current assets	2.7	2.3
Other assets	1.2	(0.3)
Operating lease right-of-use assets	8.4	10.2
Operating lease liabilities	(8.3)	(10.2)
Accounts payable	(5.6)	(0.4)
Accrued expenses	10.8	(1.2)
Other liabilities	19.9	—
Net cash provided by operating activities	13.2	12.2
Cash flows from investing activities:
Purchases of property and equipment	(33.5)	(32.4)
Net cash used in investing activities	(33.5)	(32.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and other financing obligations	40.0	—
Repayment of long-term debt	(4.6)	(42.3)
Repayment of finance leases and other financing obligations	(13.2)	(11.7)
Proceeds from sales leaseback financing	—	10.0
Proceeds from the exercise of warrants, net of redemptions	—	1.3
Proceeds from the exercise of the optional share purchase options	—	75.0
Net cash provided by financing activities	22.2	32.3
Effect of foreign currency exchange rates on cash	(5.1)	(4.4)
Net (decrease) increase in cash	(3.2)	7.7
Cash at beginning of period	65.1	52.4
Cash at end of period	$61.9	$60.1

Supplemental cash flow information:
Cash (refund) paid for income taxes, net	$(0.6)	$0.7
Cash paid for interest	$18.1	$9.6
Non-cash purchases of property and equipment	$—	$2.8
See accompanying notes to condensed consolidated financial statements

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and description of the business

Cyxtera Technologies, Inc. (“Cyxtera” or the “Company”) is a global data center leader in retail colocation and interconnection services. Cyxtera’s data center platform consists of 65 highly interconnected data centers across 33 markets on three continents.

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

Going Concern: As of March 31, 2023, the Company had total cash of $61.9 million and an accumulated deficit of $1,901.9 million. For the three months ended March 31, 2023, the Company had a net loss of $325.4 million and net cash provided by operating activities of $13.2 million.

We have historically financed operations and capital expenditures through a combination of internally generated cash from operations, available cash on hand, the ability to draw on our revolving credit facility, incremental equity and debt financings, as well as the proceeds from our reverse recapitalization with SVAC on July 29, 2021 and the sale of the Optional Shares (as defined in Note 11). As disclosed in Note 9—Long-term debt, we entered into an amendment to our revolving credit facility pursuant to which its maturity date was extended from November 1, 2023 to April 2, 2024. Under the terms of the amendment, the borrowing capacity was reduced by approximately $18.0 million and the interest rate changed to SOFR (as defined in Note 5) plus 400 basis points. In addition to this revolving facility of $102.1 million ($82.0 million drawn as of March 31, 2023), which matures on April 2, 2024, the Company has long-term debt of $864.5 million, which matures on May 1, 2024. However, since the Company has not successfully further extended its revolving credit facility and long-term debt, or refinanced or repaid the revolving credit facility and the long-term debt with proceeds from other sources, such as new debt, equity capital, or sales of assets, the Company will not be able to meet its financial obligations due within twelve months from the date of issuance of these March 31, 2023 unaudited condensed consolidated financial statements with its internally generated cash from operations and available cash on hand, which raises substantial doubt about our ability to continue as a going concern.

At this time, the Company does not have sufficient resources to repay the amounts under the revolving credit facility and long term debt and is actively considering all strategic alternatives, including restructuring its debt under the U.S. Bankruptcy Code — see Note 19 for information related to the Restructuring Support Agreement. The Company is undertaking, and has recently undertaken, a number of actions in order to improve its financial position and stabilize its results of operations, including a freeze on hiring, a reduction in force and cuts in non-essential spending. In addition, the Company may seek reductions in rental obligations with landlords, seek

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
additional debt or equity capital, reduce or delay the Company's business activities and strategic initiatives, and/or sell assets. These measures may not be successful.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 2.    Basis of presentation and significant accounting policies

a)Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared by Cyxtera and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The unaudited condensed consolidated balance sheet data as of December 31, 2022 has been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). For further information, refer to the Company’s consolidated financial statements as of and for the year ended December 31, 2022, included in the Annual Report on Form 10-K filed with the SEC on March 16, 2023 (the “Annual Report on Form 10-K”). Results for the interim periods are not necessarily indicative of the results for the entire fiscal year.

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

c)Update to significant accounting policies

The Company’s significant accounting policies are detailed in Note 2—Summary of Significant Accounting Policies of the Company’s consolidated financial statements as of and for the year ended December 31, 2022 included within the Annual Report on Form 10-K.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
d)Recent accounting pronouncements

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (“JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, such that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of the extended transition periods and, as a result, the Company will not be required to adopt new or revised accounting standards on the adoption dates required for other public companies so long as the Company remains an emerging growth company.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Reference Rate Reform (Topic 848). Topic 848 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 21, 2022 through December 31, 2024. The Company is evaluating the impact that the adoption of these standards will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, which requires companies to measure and recognize lifetime expected credit losses for certain financial instruments, including trade accounts receivable. Expected credit losses are estimated using relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This amendment is effective commencing in 2023 with early adoption permitted. Entities are permitted to use a modified retrospective approach. We adopted the amendments in Topic 326 as of January 1, 2023, without a material impact on our unaudited condensed consolidated financial statements.

In October 2021, the Financial Accounting Standards Board issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. We adopted the amendments in ASU 2021-08 as of January 1, 2023, without a material impact on our unaudited condensed consolidated financial statements.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.    Loss per common share

Basic loss per share is computed by dividing net loss (the numerator) by the weighted-average number of shares of Class A common stock, $0.0001 par value per share, (“Class A common stock”), outstanding (the denominator) for the period. Diluted loss per share assumes that any dilutive equity instruments were exercised with outstanding Class A common stock adjusted accordingly when the conversion of such instruments would be dilutive.

The Company’s potential dilutive shares, which include previously outstanding public warrants (“Public Warrants”) and private placement warrants (“Private Placement Warrants”), unvested employee stock options, unvested restricted stock units (“RSUs”), unvested performance stock units (“PSUs”), unissued employee stock purchase plan shares (“ESPP shares”) and options that were issued to certain clients of Starboard Value LP (the “Forward Purchasers”) and SIS pursuant to the Optional Share Purchase Agreement (as defined in Note 11) and subsequently exercised in 2022, have been excluded from diluted net loss per share as the effect would be to reduce the net loss per share. The Company excluded the following potential Class A common shares, presented based on amounts outstanding as of March 31, 2023 and 2022, from the computation of diluted net loss per share because including them would have an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Unvested employee stock options	789,992	824,319
Unvested RSUs	2,863,769	4,866,709
Unvested PSUs	160,369	317,877
Optional shares (1)	—	7,500,000
Unissued ESPP shares	86,084	—
Total shares	3,900,214	13,508,905

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

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.    Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into recurring revenues and non-recurring revenues. Cyxtera derives the majority of its revenues from recurring revenue streams, consisting primarily of colocation service fees. These fees are generally billed monthly and recognized ratably over the term of the contract. The Company’s non-recurring revenues are primarily composed of installation services related to a customer’s initial deployment and professional services the Company performs. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) as discussed in Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2022 included within the Annual Report on Form 10-K.

	Three Months Ended March 31,
	2023	2022
Recurring revenues	$188.4	$173.7
Non-recurring revenues	8.3	8.7
Total	$196.7	$182.4

Contract balances

The following table summarizes the opening and closing balances of the Company’s receivables; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in millions):

	Receivables	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Closing balances as of December 31, 2021	$18.3	$17.2	$12.1	$14.5	$14.7
Net increase (decrease) during the three months ended March 31, 2022	9.4	(1.1)	0.5	—	(0.6)
Closing balances as of March 31, 2022	$27.7	$16.1	$12.6	$14.5	$14.1

Closing balances as of December 31, 2022	$28.3	$15.7	$13.8	$22.4	$15.7
Net increase during the three months ended March 31, 2023	21.3	0.3	0.2	11.5	3.3
Closing balances as of March 31, 2023	$49.6	$16.0	$14.0	$33.9	$19.0

The difference between the opening and closing balances of the Company’s contract assets and deferred revenues primarily results from the timing difference between the Company’s performance obligation and the customer’s payment. The amounts of revenue recognized during the three months ended March 31, 2023 and 2022 from the opening deferred revenue balance was $4.5 million and $4.0 million, respectively. During the three months ended March 31, 2023 and 2022, no impairment loss related to contract balances was recognized in the unaudited condensed consolidated statements of operations.

In addition to the contract liability amounts shown above, deferred revenue on the unaudited condensed consolidated balance sheets includes $52.8 million and $50.7 million of advanced billings as of March 31, 2023 and December 31, 2022, respectively.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract costs

The ending balance of net capitalized contract costs as of March 31, 2023 and December 31, 2022 was $30.0 million and $29.5 million, respectively, $16.0 million and $15.7 million of which were included in prepaid and other current assets in the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively, and $14.0 million and $13.8 million of which were included in other assets in the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, $5.0 million and $5.0 million, respectively, of contract costs were amortized, $1.2 million and $2.0 million of which were included in cost of revenues, excluding depreciation and amortization in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively, and $3.8 million and $3.0 million of which were included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.

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

Cyxtera’s remaining performance obligations under its colocation agreements represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties such as the majority of interconnection revenues. The aggregate amount allocated to performance obligations that were unsatisfied or partially satisfied as of March 31, 2023 was $949.5 million, of which 44%, 27% and 29% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively. The aggregate amount allocated to performance obligations that were unsatisfied as of December 31, 2022 was $942.3 million, of which 43%, 27% and 31% is expected to be recognized over the next year, the next one to two years, and thereafter, respectively.

While initial contract terms vary in length, substantially all contracts automatically renew in one-year increments. Included in the performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed.

Note 5.    Balance sheet components

Allowance for doubtful accounts

The activity in the allowance for doubtful accounts during the three months ended March 31, 2023 and the year ended December 31, 2022 was as follows (in millions):

	March 31, 2023	December 31, 2022
Beginning balance	$0.1	$0.3
Current period provisions	0.3	0.1
Recoveries and reversal of allowance	(0.1)	(0.3)
Impact of foreign currency translation	—	—
Ending balance	$0.3	$0.1

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Factored receivables

On February 9, 2021, a subsidiary of Cyxtera entered into a Master Receivables Purchase Agreement (the “Factoring Agreement”) with Nomura Corporate Funding America, LLC (the “Factor”) to factor up to $37.5 million in open trade receivables at any point during the term of the commitment, which could be extended for a period of 540 days provided that the Factor had the right to impose additional conditions to its obligations to complete any purchase after 360 days. The Factor did not impose any such additional conditions. Pursuant to the terms of the arrangement, a subsidiary of the Company would, from time to time, sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The agreement allowed for up to 85% of the face amount of an invoice to be factored. The unused balance fee under the arrangement was 2%. On August 31, 2022, the Company terminated the Factoring Agreement. During the three months ended March 31, 2022, the Company’s subsidiary factored $10.9 million of receivables and received $10.7 million, net of fees of $0.2 million. Cash collected under this arrangement is reflected within the change in accounts receivables in the unaudited condensed consolidated statement of cash flows.

Accounts Receivable Sales Program

On August 31, 2022, the Company entered into an Accounts Receivable Sales Program with PNC Bank, National Association and the other parties thereto (the “A/R Program”) for an investment limit of $37.5 million, which terminates on August 31, 2025 unless extended. Under the A/R Program, certain of the Company’s wholly owned subsidiaries continuously sell (or contribute) receivables to a wholly owned bankruptcy remote special purpose entity at fair market value. The Company then designates certain of the receivables to be sold by the special purpose entity to an unaffiliated financial institution (the “Purchaser”) and the special purpose entity grants a security interest in the remaining receivables to the Purchaser such that the Purchaser has recourse to all receivables transferred to the special purpose entity to recover its investment. Although the special purpose entity is a wholly owned subsidiary of the Company, it is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of its assets prior to any assets or value in such special purpose entity becoming available to its equity holders and its assets are not available to pay other creditors of the Company. As of March 31, 2023 and December 31, 2022, the Company had $14.0 million and $17.3 million, respectively drawn on the investment limit. The investments sold by the Company bears a discount based on a variable rate which is based on the Secured Overnight Financing Rate (“SOFR”) plus a margin.

All transactions under the A/R Program and the Factoring Agreement were accounted for as a true sale in accordance with ASC 860, Transfers and Servicing (“Topic 860”). Following the sale and transfer of the receivables to the Purchaser, the receivables are legally isolated from the Company and its subsidiaries, and the Company sells, conveys, transfers and assigns to the Purchaser all its rights, title and interest in the receivables. Receivables sold are derecognized from the statement of financial position. The Company continues to service, administer and collect the receivables on behalf of the Purchaser. The Company recognizes a liability for amounts collected on behalf of the Purchaser in accordance with Topic 860. As of March 31, 2023 and December 31, 2022, the Company reported a liability of $23.5 million and $20.2 million, respectively, due to the Purchaser in other current liabilities in the consolidated balance sheets.

Prepaid and other current assets

Prepaid and other current assets consist of the following as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
Contract asset, current	$16.0	$15.7
Prepaid expenses	19.0	22.2
Other current assets	0.9	0.2
Total prepaid and other current assets	$35.9	$38.1

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.    Goodwill and intangible assets

Goodwill was $322.4 million and $599.6 million as of March 31, 2023 and December 31, 2022, respectively. The changes in the carrying amount of goodwill during the three months ended March 31, 2023 are as follows (in millions):

Balance as of January 1, 2023
Goodwill	$753.2
Accumulated impairment losses	(153.6)
599.6
Goodwill impairment	(278.2)
Impact of foreign currency translation	1.0
Balance as of March 31, 2023
Goodwill	754.2
Accumulated impairment losses	(431.8)
$322.4

In addition, the Company has indefinite-lived intangible assets, which consists of internet protocol addresses, of $1.3 million as of March 31, 2023 and December 31, 2022.

Summarized below are the carrying values for the major classes of amortizing intangible assets as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$768.0	$(356.8)	$411.2	$768.0	$(341.7)	$426.3
Developed technology	0.3	(0.3)	—	0.3	(0.3)	—
Total intangibles	$768.3	$(357.1)	$411.2	$768.3	$(342.0)	$426.3

The main changes in the carrying amount of each major class of amortizing intangible assets during the three months ended March 31, 2023 and 2022 was amortization and, to a lesser extent, the impact of foreign currency translation. In addition, on January 1, 2022, the Company adopted Topic 842 and reclassified the favorable leasehold interests to ROU assets.

Amortization expense on intangible assets amounted to $15.1 million for the three months ended March 31, 2023 and 2022. Amortization expense for all intangible assets, was recorded within depreciation and amortization expense in the unaudited condensed consolidated statements of operations.

The Company estimates annual amortization expense for existing intangible assets subject to amortization is as follows (in millions):

2023 ( 9 months remaining)	$45.2
2024	60.3
2025	60.3
2026	60.3
2027	60.3
Thereafter	124.8
Total amortization expense	$411.2

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impairment tests

The Company performs annual impairment tests of goodwill on October 1st of each year or whenever an indicator of impairment exists. During the three months ended March 31, 2023, management identified that various qualitative factors collectively, indicated the Company had triggering events, including the substantial decrease in stock price, for which the Company performed a quantitative assessment as of March 31, 2023. For purposes of the Company’s 2023 interim quantitative impairment test of goodwill, fair value measurements were determined using the market capitalization based on total value of the Company as determined on a public exchange plus a control premium. As a result of the quantitative assessment performed, the implied fair value of the Company was less than carrying value as of March 31, 2023, and, as a result a pre-tax, non-cash goodwill impairment charge of $278.2 million was recorded for the difference.

During the three months ended March 31, 2022, there were no indicators of impairment that required management to perform an impairment test. No impairment charges were recorded during the three months ended March 31, 2022.

Note 7.    Fair value measurements

The fair value of cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate their carrying value because of the short-term nature of these instruments. Refer to Note 12 for the fair value measurement disclosures related to the warrant liabilities.

The carrying values and fair values of other financial instruments are as follows as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
2017 First Lien Term Facility	$768.2	$780.0	$772.2	$780.0
2019 First Lien Term Facility	96.3	98.0	96.8	98.0
2021 Revolving Facility	82.0	82.0	42.0	42.0

The fair value of our 2017 First Lien Term Facility (as defined in Note 9) as of March 31, 2023 and December 31, 2022 was based on the quoted market price for this instrument in an inactive market, which represents a Level 2 fair value measurement. The carrying value of the 2021 Revolving Facility (as defined in Note 9) approximates estimated fair value as of March 31, 2023 and December 31, 2022 due to the variability of interest rates. Debt issuance costs of $3.3 million and $4.0 million, respectively, as of March 31, 2023 and December 31, 2022 are not included in the carrying value of these instruments as shown above.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.    Leases

The Company determines if an arrangement is or contains a lease at inception. The Company enters into lease arrangements primarily for data center spaces, office spaces and equipment. The Company recognizes a ROU asset and lease liability on the unaudited condensed consolidated balance sheet for all leases with a term longer than 12 months. The leases have remaining lease terms of 1 year to 32 years. As of March 31, 2023 and December 31, 2022, the Company recorded finance lease assets of $1,134.5 million and $1,130.9 million, respectively, net of accumulated amortization of $249.5 million and $235.2 million, within property and equipment, net, respectively.

Lease Expenses

The components of lease expenses and income are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Finance lease cost
Amortization of ROU assets(1)	$14.3	$14.2
Interest on lease liabilities (2)	28.6	28.4
Total finance lease cost	42.9	42.6

Operating lease cost (3)(6)	14.2	15.0
Variable lease cost (4)	3.8	3.7
Sublease income (5)	(6.5)	(3.0)
Total lease cost	$54.4	$58.3

(1) Amortization of assets under finance leases is included in depreciation and amortization expense in the Company’s unaudited condensed consolidated statements of operations.
(2) Interest on lease liabilities is included in interest expense, net in the Company’s unaudited condensed consolidated statements of operations.
(3) Operating lease costs for data centers is included in costs of revenue, excluding depreciation and amortization in the Company’s unaudited condensed consolidated statements of operations. Operating lease costs for office leases is included in selling, general, and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.
(4) Variable lease costs for operating leases is included in costs of revenue, excluding depreciation and amortization in the Company’s unaudited condensed consolidated statements of operations.
(5) The Company has subleases for certain data centers with certain customers. The Company also has a sublease of the Addison office space. For the three months ended March 31, 2023 and 2022, sublease and lease income of $6.0 million and $2.5 million, respectively, in connection with our customers is included in revenues in the Company’s unaudited condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, sublease income of $0.5 million in connection with Addison office lease is included in restructuring, impairment, site closures, and related costs in the Company’s unaudited condensed consolidated statements of operations.
(6) During the three months ended March 31, 2023 and 2022, the Company recognized $1.2 million and $1.3 million, respectively, of restructuring expenses recorded in restructuring, impairment, site closures and related costs in the consolidated statements of operations. The restructuring costs for the three months ended March 31, 2023 were composed of $1.5 million of operating lease cost, $0.2 million of accretion expense, net of $0.5 million of income recognized from the Addison sublease. The restructuring costs for the three months ended March 31, 2022 were composed of $1.6 million of operating lease cost, and $0.2 million of accretion expense, net of $0.5 million of income recognized from the Addison sublease.

Lease costs for short-term leases was inconsequential for the three months ended March 31, 2023 and 2022.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Information

Other information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$26.7	$25.3
Operating cash outflows from operating leases	14.9	15.3
Financing cash outflows from finance lease	13.2	11.7

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	1.1	143.7
Operating leases	—	274.7

	As of March 31, 2023	As of December 31, 2022
Weighted-average remaining lease term - finance leases(1)	20.5	20.5
Weighted-average remaining lease term - operating leases(1)	9.7	9.8
Weighted-average discount rate - finance leases	10.1%	10.0%
Weighted-average discount rate - operating lease	8.9%	8.9%

(1) Includes renewal options that are reasonably certain to be exercised.

Maturities of Lease Liabilities

Maturities of lease liabilities under Topic 842 as of March 31, 2023 are as follows (in millions):

	Operating Leases(1)	Finance Leases	Total
2023 (9 months remaining)	$44.8	$115.4	$160.2
2024	59.2	145.7	204.9
2025	50.7	148.1	198.8
2026	46.2	142.5	188.7
2027	44.4	120.5	164.9
Thereafter	221.9	2,483.7	2,705.6
Total lease payments	$467.2	$3,155.9	$3,623.1
Less: imputed interest	(166.9)	(2,044.5)	(2,211.4)
Total	$300.3	$1,111.4	$1,411.7

(1) Minimum lease payments have not been reduced by minimum sublease rentals of $44.8 million due in the future under non-cancelable subleases.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Future minimum lease receipts under operating lease obligations under Topic 842 as of March 31, 2023 are as follows (in millions):

Lease receipts
2023 (9 months remaining)	$19.5
2024	26.1
2025	26.1
2026	26.1
2027	19.3
Thereafter	32.0
Total minimum lease receipts	$149.1
Sale-leaseback financings

The Company enters sale-leaseback financings, primarily relating to equipment. Amortization of assets under finance leases is included in depreciation and amortization expense in the Company’s unaudited condensed consolidated statements of operations. Payments on sale-leaseback financings are included in repayments of finance leases and other financing obligations in the Company’s unaudited condensed consolidated statements of cash flows.

The Company did not have any additions to assets and liabilities recorded as sales-leaseback financings, during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company had additions to assets and liabilities recorded as sale-leaseback financings of $10.0 million. During the three months ended March 31, 2022, there was no gain or loss recognized from the sale-leaseback financings.

Note 9.    Long-term debt

Long-term debt consists of the following as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
2017 First Lien Term Facility due May 2024	$768.2	$772.2
2019 First Lien Term Facility due May 2024	96.3	96.8
2021 Revolving Facility due April 2024	82.0	42.0
Less: unamortized debt issuance costs	(3.3)	(4.0)
	943.2	907.0
Less: current maturities of long-term debt	(9.2)	(53.5)
Long-term debt, net current portion	$934.0	$853.5

Senior secured credit facilities

On May 1, 2017, Cyxtera DC Holdings Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”) entered into credit agreements for up to $1,275.0 million of borrowings under first and second lien credit facilities (together with the 2019 First Lien Term Facility and the 2021 Revolving Facility described below, collectively, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of (a) a first lien credit agreement providing for (i) a $150.0 million first lien multi-currency revolving credit facility (the “Revolving Facility”) and (ii) (a) an $815.0 million first lien term loan borrowing (the “2017 First Lien Term Facility”), and (b) a second lien credit agreement providing for a $310.0 million second lien term loan credit borrowing (the “2017 Second Lien Term Facility”). On May 13, 2019, the Borrower borrowed an additional $100.0 million under the incremental first lien loan under the first lien credit agreement (the “2019 First Lien Term Facility”). On May 7, 2021, certain of the lenders under the Revolving Facility entered into an amendment with the Borrower pursuant to which they agreed to extend the maturity date for certain revolving commitments from May 1, 2022 to November 1, 2023. Under these terms of the amendment, $141.3 million of commitments under the existing Revolving Facility were exchanged for $120.1 million of commitments under a new revolving facility (the “2021 Revolving Facility”).

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The 2021 Revolving Facility has substantially the same terms as the Revolving Facility, except that the maturity date of the 2021 Revolving Facility was November 1, 2023. In connection with the amendment, the Company repaid $19.6 million of the outstanding balance under the Revolving Facility on May 10, 2021. The amounts owed under the 2017 Second Lien Term Facility, the Revolving Facility and the 2021 Revolving Facility were repaid in July and August 2021 following the consummation of the Business Combination. Subsequent to the consummation of the Business Combination and the pay-down of the Revolving Facility and the 2021 Revolving Facility, the Company drew down an additional $40.0 million from such revolving facilities during the year ended December 31, 2021. During the year ended December 31, 2022, the Company repaid $40.0 million of the outstanding balance under the revolving facilities. The Revolving Facility matured in May 2022 and was not renewed. Subsequent to paying down the revolving facilities, the Company drew down $42.0 million from the 2021 Revolving Facility during the year ended December 31, 2022. On March 14, 2023, the Company entered into an amendment to extend the maturity date of the 2021 Revolving Facility from its original expiration of November 1, 2023 to April 2, 2024. Under the terms of the amendment, the borrowing capacity was reduced by approximately $18.0 million from $120.1 million to $102.1 million. As of March 31, 2023, a total of $82.0 million was outstanding and approximately $15.2 million was available under the 2021 Revolving Facility. As of December 31, 2022, a total of $42.0 million was outstanding and approximately $73.1 million was available under the revolving facilities.

The 2021 Revolving Facility, the 2017 First Lien Term Facility and the 2019 First Lien Term Facility are secured by substantially all assets of the Borrower and contain customary covenants, including reporting and financial covenants, some of which require the Borrower to maintain certain financial coverage and leverage ratios, as well as customary events of default, and are guaranteed by certain of the Borrower’s domestic subsidiaries. As of March 31, 2023, the Company believes the Borrower was in compliance with these covenants. The 2021 Revolving Facility, the 2017 First Lien Term Facility and the 2019 First Lien Term Facility have a 23 month, seven and five year term, respectively, and are set to expire on April 2, 2024, May 1, 2024, and May 1, 2024, respectively.

The Borrower is required to make amortization payments on each of the 2017 First Lien Term Facility and the 2019 First Lien Term Facility at a rate of 1.0% of the original principal amount per annum, payable on a quarterly basis, with the remaining balance to be repaid in full at maturity. The 2017 First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 2.0% to 3.0%. The 2019 First Lien Term Facility bears interest at a rate based on LIBOR plus a margin that can vary from 3.0% to 4.0%. As of March 31, 2023, the rate for the 2017 First Lien Term Facility was 7.8% and the rate for the 2019 First Lien Term Facility was 8.8%.

The Revolving Facility did allow, and the 2021 Revolving Facility does allow, the Borrower to borrow, repay and reborrow over its stated term. The Revolving Facility provided, and the 2021 Revolving Facility provides, a sublimit for the issuance of letters of credit of up to $30.0 million at any one time. Borrowings under the Revolving Facility and the 2021 Revolving Facility bore interest at a rate based on LIBOR plus a margin that could vary from 2.5% to 3.0% or, at the Borrower’s option, the alternative base rate, which was defined as the higher of (a) the Federal Funds Rate plus, 0.5%, (b) the JP Morgan prime rate or (c) one-month LIBOR plus 1%, in each case, plus a margin that could vary from 1.5% to 3.0%. Under the 2021 Revolving Facility, the Borrower is required to pay a letter of credit fee on the face amount of each letter of credit, at a 0.125% rate per annum. With the amendment executed on March 14, 2023, the interest rate for the 2021 Revolving Facility changed from LIBOR to SOFR plus a margin of 4.0%. As of March 31, 2023, the rate for the 2021 Revolving Facility was 8.9%.

The aggregate maturities of our long-term debt are as follows as of March 31, 2023 (in millions):

Principal amount
2023 (9 months remaining)	$6.9
2024	936.3
2025	—
2026	—
2027	—
Total	$943.2

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest expense, net

Interest expense, net for the three months ended March 31, 2023 and 2022 consist of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Interest expense on debt, net of capitalized interest	$16.7	$9.2
Interest expense on finance leases	28.6	28.4
Amortization of deferred financing costs and fees	0.8	1.0
Total	$46.1	$38.6

Note 10.    Restructuring, impairment, site closures and related costs

The Company has taken actions to drive operational efficiencies and to align with market conditions to support the Company’s long-term success. These actions include closing underperforming data centers, such as its Moses Lake site, and lease spaces such as its Addison site, consolidating functional activities, and eliminating redundant positions. The expenses recognized directly associated with these actions are included in the restructuring, impairment, site closures and related costs line in the unaudited condensed consolidated statements of operations in order to identify these activities apart from the cost of revenue and selling, general and administrative expenses incurred. The table below summarizes the major components of restructuring, impairment, site closures and related costs (in millions).

	Three Months Ended March 31,
	2023	2022
Severance	$3.3	$—
Facility closure and other expenses, net	1.2	1.3
Total	$4.5	$1.3

Restructuring liability reserve

On January 1, 2022, the Company adopted Topic 842, and reclassified $53.0 million of the restructuring liability reserve representing lease abandonment liabilities to the ROU asset. As of March 31, 2023, the restructuring liability reserve relates to the ASC 420, Exit or Disposal Cost Obligations, lease abandonment liability for Moses Lake, which was in excess of the ROU asset adjustment. The restructuring liability reserve is included in other liabilities in the unaudited condensed consolidated balance sheets.

The activity in the restructuring liability reserve for the three months ended March 31, 2023 and 2022 was as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$8.7	$62.3
Lease termination costs	—	—
Reclassification of the restructuring liability reserve to ROU Asset	—	(53.0)
Accretion	0.2	0.2
Payments	(0.4)	(0.3)
Balance at end of the period	$8.5	$9.2

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three months ended March 31, 2023 and 2022, the Company recorded accretion of $0.2 million, in connection with the exits, recorded in restructuring, impairment, site closures and related costs in the unaudited condensed consolidated statements of operations.

Note 11.    Reverse Recapitalization

July 29, 2021 Acquisition of Legacy Cyxtera

On July 29, 2021, the Company consummated the Merger Agreement dated February 21, 2021, with Legacy Cyxtera surviving the merger as a wholly owned subsidiary of the Company. In accordance with guidance applicable to these circumstances, the equity structure was restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share, issued to Legacy Cyxtera’s shareholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Cyxtera common stock prior to the Business Combination were retroactively restated as shares reflecting the effective exchange ratio of 120,568,182 utilized in the Business Combination.

Pursuant to the Merger Agreement, the merger between SVAC and Legacy Cyxtera was accounted for as a reverse recapitalization in accordance in accordance with US GAAP (the “Reverse Recapitalization”). Under this method of accounting, SVAC was treated as the “acquired” company and Legacy Cyxtera was treated as the acquirer for financial reporting purposes.

Legacy Cyxtera was determined to be the accounting acquirer based on the following predominant factors:

•Legacy Cyxtera’s shareholders have the largest portion of voting rights in the Company;
•the Company’s Board of Directors (the “Board”) and management are primarily composed of individuals associated with Legacy Cyxtera; and
•Legacy Cyxtera was the larger entity based on historical operating activity and Legacy Cyxtera had the larger employee base at the time of the Business Combination.

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Cyxtera issuing stock for the net assets of SVAC, accompanied by a recapitalization. The net assets of SVAC were stated at historical cost, with no goodwill or other intangible assets recorded.

In connection with SVAC’s initial public offering (“IPO”), the Forward Purchasers and SVAC entered into an Optional Share Purchase Agreement, dated September 9, 2020 (the “Optional Share Purchase Agreement”), pursuant to which the Forward Purchasers were granted the option, anytime or from time to time for the six-month period following the closing of the Company’s initial business combination, to purchase common equity of the surviving entity in the initial business combination (the “Optional Shares”) at a price per Optional Share of $10.00, subject to adjustments. In connection with the Merger Agreement, Legacy Cyxtera and the Forward Purchasers entered into a letter agreement pursuant to which the Forward Purchasers agreed not to purchase Optional Shares for an aggregate amount exceeding $75.0 million. On July 29, 2021, immediately prior to the consummation of the Transactions, Legacy Cyxtera entered into a second letter agreement (the “Optional Purchase Letter Agreement”) with the Forward Purchasers pursuant to which the parties agreed to amend the Optional Share Purchase Agreement to limit the number of Optional Shares available for purchase by the Forward Purchasers in the six-month period following the Transactions from $75.0 million to $37.5 million. Additionally, pursuant to an assignment agreement entered into concurrently with the Optional Purchase Letter Agreement (the “Assignment Agreement”), the Forward Purchasers agreed to assign an option to purchase $37.5 million of Optional Shares under the Optional Share Purchase Agreement to SIS. As a result of the Optional Purchase Letter Agreement and the Assignment Agreement, each of SIS and the Forward Purchasers had the ability to purchase, at a price of $10.00 per share, up to 3.75 million shares of Class A common stock (for a combined maximum amount of $75.0 million or 7.5 million shares) during the six-month period following the day that is the first business day after the closing date of the Transactions. The exercise price of $10.00 per share was subject to adjustment in proportion to any stock dividends, stock splits, reverse stock splits or similar transactions. On January 31, 2022, SIS and the Forward Purchasers exercised the

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

option, and Cyxtera issued 7.5 million shares of Class A common stock to SIS and the Forward Purchasers, at a price of $10.00 per share, for aggregate consideration of $75.0 million. Since SIS and the Forward Purchasers exercised the option, the Company was obligated to issue shares of Class A common stock in exchange for cash (and the option settled on a gross basis). The accounting guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC Subtopic 815-40”), states that contracts should be classified as equity instruments (and not as an asset or liability) if they are both (1) indexed to the issuer’s own stock and (2) classified in stockholders’ equity in the issuer’s statement of financial position. The optional share purchase options were indexed to the Company’s Class A common stock because the options were considered a fixed-for-fixed option on equity shares, pursuant to which the option holder would receive a fixed number of Class A common stock for a fixed conversion price of $10.00 per share. The Optional Share Purchase Agreement contained no contingent exercise or settlement provisions, which would preclude equity classification.

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

Note 12.    Warrant liabilities

In September 2020, in connection with SVAC’s IPO, SVAC issued Public Warrants to purchase shares of the SVAC Class A common stock at $11.50 per share. Simultaneously with the consummation of its IPO, SVAC issued Private Placement Warrants to purchase shares of its Class A common stock at $11.50 per share to the Sponsor and to SVAC’s underwriters. In July 2021, in connection with the Business Combination transaction described in Note 11, additional Public Warrants and Private Placement Warrants were issued to SVAC common shareholders, including the Forward Purchasers.

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

On January 26, 2022, the Company completed the redemption of all of its outstanding warrants that were issued under the Warrant Agreement and that remained outstanding at the Redemption Time, at a redemption price of $0.10 per warrant. Between January 1, 2022 and the Redemption Time, warrant holders elected to exercise 126,641 warrants on a cash basis for $1.5 million, and 17,859,466 warrants on a “cashless basis,” resulting in the issuance by the Company of 4,859,162 shares of Class A common stock. On January 26, 2022, the Company redeemed 1,370,760 warrants for $0.1 million, which was recorded as an expense in the change of fair value of warrant liabilities in other income (expenses), net in the unaudited condensed consolidated statements of operations. The warrant shares were issued in transactions not requiring registration under the Securities Act in reliance on the exemption contained in Section 3(a)(9) of the Securities Act. Upon completion of the redemption, the Public Warrants ceased trading on the Nasdaq and were deregistered, to the extent unsold.

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

There were no warrants outstanding during the three months ended March 31, 2023. There were no Level 3 warrant liabilities outstanding during the three months ended March 31, 2022. The following table presents information about the Company’s movement in its Level 1 and Level 2 warrant liabilities measured at fair value during the three months ended March 31, 2022 (in millions):

(in millions)	Public Warrants (Level 1)	Private Placement Warrants (Level 2)	Total
Balance at December 31, 2021	$36.1	$28.6	$64.7
Warrants exercised for Class A common stock	(28.9)	(24.0)	(52.9)
Change in fair value of the warrant liabilities	(7.2)	(4.6)	(11.8)
Balance at March 31, 2022	$—	$—	$—

Note 13.    Shareholders’ equity

As mentioned in Note 11, the equity structure has been restated in all the comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock issued to Legacy Cyxtera’s shareholder in connection with the Business Combination. Accordingly, the shares and corresponding capital amounts and earnings per share prior to the Business Combination have been retroactively restated as of January 1, 2021 to 115,745,455 shares, as shown in the unaudited condensed consolidated statements of changes in shareholders’ equity. The Company’s authorized share capital consists of 510,000,000 shares of capital stock, of which 500,000,000 are designated as Class A common stock, and 10,000,000 are designated as preferred stock. As of December 31, 2020, Legacy Cyxtera had 115,745,455 shares of Class A common stock issued and outstanding, which shares were owned by SIS. On February 19, 2021, Cyxtera redeemed, cancelled and retired 9,645,455 shares of its common stock, par value $0.0001, prior to the Business Combination, held by SIS, in exchange for the payment of $97.9 million by the Company to SIS. From January 1, 2022 through the Redemption Time, with the redemption of the warrants, 7,979,730 Public Warrants and 8,576,940 Private Placement Warrants, respectively, were exercised in accordance with the terms of the Warrant Agreement, resulting in the issuance of 4,859,162 shares of Class A common stock. In addition, on January 31, 2022, the Company issued a total of 7,500,000 Optional Shares for an aggregate purchase price of $75.0 million. As of March 31, 2023 and December 31, 2022, the Company had 179,683,659 shares of Class A common stock issued and outstanding. Effective July 29, 2022, the SIS interest in the Company’s Class A common stock was distributed to BCEC-SIS Holdings L.P (the “BC Stockholder”), Medina Capital Fund II - SIS Holdco, L.P. (“Medina Stockholder”) and other owners of SIS, resulting in BC Stockholder. owning 38.0% of the Company’s Class A common stock, Medina Stockholder owning 12.8% of the Company’s Class A common stock, and the remaining portion of the SIS’s ownership was distributed to other shareholders. Prior to the SIS distribution, SIS owned 61.5% of the Company’s Class A common stock. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Note 14.    Stock-based compensation

Stock-based compensation includes stock options, RSUs, PSUs and class B profit units, which are awarded to employees, and directors of the Company and also includes shares purchased under the ESPP. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award based on its grant date fair value. Stock-based compensation expense is included within cost of revenues, excluding depreciation and amortization, and selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

SIS Holdings LP Class B Profit Units

All awards under the SIS Holdings LP Class B Unit Plan (the “SIS Plan”) were issued in 2017, 2018 and 2019 (none were issued in 2020, 2021, 2022 or 2023).

The stock-based compensation cost was as follows (in millions) and included in the following captions in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Costs of revenues, excluding depreciation and amortization	$—	$—
Selling, general and administrative expenses	0.2	0.2
Total	$0.2	$0.2

No related income tax benefit was recognized for the three months ended March 31, 2023 and March 31, 2022.

As of March 31, 2023, total equity-based compensation costs related to unvested Class B Units not yet recognized totaled $0.8 million, which is expected to be recognized over a weighted-average period of 1.1 years.

2021 Omnibus Incentive Plan

On July 29, 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). The total amount of shares of Class A common stock authorized for issuance under the 2021 Plan is 13,278,299. Stock options, RSUs and PSUs are granted under and governed by the 2021 Plan.

Stock Options

Stock options transactions for the three months ended March 31, 2023, were as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding from January 1, 2023	830,547	$9.55	—	$—
Granted	—	$—
Exercised	—	$—
Expired/forfeited	(40,555)	$9.55
Outstanding at March 31, 2023	789,992	$9.55	7.5	$—
Exercisable, March 31, 2023	350,491	$—	—	$—
Unvested and expected to vest, March 31, 2023	789,992	$9.55	7.5	$—

As of March 31, 2023, the total unrecognized stock-based compensation, related to unvested stock options was approximately $1.1 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.4 years.

Total stock options compensation expense for the three months ended March 31, 2023 and 2022 was approximately $0.1 million, net of actual forfeitures, and is recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The related income tax benefit for the three months ended March 31, 2023 and 2022 was inconsequential.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted Stock Units

The RSUs transactions for the quarter ended March 31, 2023 were as follows:

	Shares Subject to RSUs	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding from January 1, 2023	3,938,463	$—	—	$—	$10.47
Granted	—	$—			$—
Vested and released	(598,279)	$—			$11.01
Expired/forfeited	(476,415)	$—			$10.67
Outstanding at March 31, 2023	2,863,769	$—	1.0	$874,748	$10.32
Vested and not yet released, March 31, 2023	247,261	$—	—	$75,514	$12
Unvested and expected to vest, March 31, 2023	2,863,769	$—	1.0	$874,748	$10.32

As of March 31, 2023, the total unrecognized stock-based compensation, net of actual forfeitures, related to unvested RSUs was approximately $23.3 million, respectively, before income taxes, and is expected to be recognized over a weighted period of approximately 1.5 years. The total fair value of RSUs vested was $0.8 million during the three months ended March 31, 2023.

Total RSU compensation expense totaled $2.2 million and $3.0 million, net of actual forfeitures, for the three months ended March 31, 2023 and 2022, respectively, of which approximately $2.0 million and $2.8 million is recorded in selling, general and administrative expenses and $0.2 million and $0.2 million is recorded in cost of revenues, excluding depreciation and amortization, in the unaudited condensed consolidated statements of operations. The related income tax benefit for the three months ended March 31, 2023 and 2022, was inconsequential.

Performance Stock Units

The PSUs have been bifurcated into two awards: total shareholder return (“TSR”) based on achievement of certain market conditions, and adjusted earnings before interest, taxes, depreciation and amortization (“Adj. EBITDA”) based on achievement of certain performance conditions, each of which is weighted one-half of the PSU. There were no new TSR and Adj. EBITDA PSUs granted during the three months ended March 31, 2023. Any units earned as a result of the achievement of the performance goals of the PSUs will vest ratably three years from the date of grant and will be settled in shares of our common stock.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes PSU activity for the three months ended March 31, 2023:

	Number of Units	Weighted-average grant date fair value
Non-vested as of January 1, 2023	349,766.00	$15.78
Granted (1)	—	$—
Vested	(35,547)	$11.66
Forfeited	(153,850)	$15.09
Non-vested as of March 31, 2023	160,369	$17.11

(1) As of March 31, 2023, Year Two and Three Adj. EBITDA measured PSUs are excluded from the total amount of granted PSUs, since such units are not deemed granted for accounting purposes because the adjusted EBITDA targets for 2023 and 2024 are not yet determinable as they have not been approved by the board of directors. 174,883 of Year Two and Three Adj. EBITDA measured PSUs were excluded .

As of March 31, 2023, the total unrecognized stock-based compensation, related to unvested PSUs was approximately $2.7 million, before income taxes, and is expected to be recognized over a weighted period of approximately 0.8 years. The first tranche of the EBITDA PSUs vested during the three months ended March 31, 2023. The first tranche of the TRS PSUs did not vested at 0% in accordance with the performance targets.

Total PSU compensation expense was inconsequential for the three months ended March 31, 2023 and was recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The related income tax benefit for the year ended March 31, 2023 was inconsequential.

Employee Stock Purchase Plan

Effective as of June 8, 2022, the Company adopted the ESPP under which shares of the Company’s common stock are available for purchase by eligible participants. The total number of shares of Class A common stock authorized for issuance under the ESPP is 1,785,664. The ESPP allows participants to purchase shares of Class A common stock at 85% of its fair market value at the lower of (i) the date of commencement of the offering period or (ii) the last day of the exercise period, as defined in the plan documents. The expected term of the award is based on the six-month requisite period. On February 19, 2023, the Company extended the first purchase period of the ESPP from February 28, 2023 to May 31, 2023, which extended the requisite period to nine-months. In addition, the Company amended the subsequent offering periods to commence June 1 and December 1 of each year. The amendment made on February 19, 2023 was treated as a modification to the ESPP plan and the accounting impact of the modification was inconsequential.

As of March 31, 2023, the total unrecognized stock-based compensation expense related to the ESPP was approximately $0.3 million, before income taxes, and is expected to be recognized over a weighted period of approximately 0.2 years.

Non-cash stock-based compensation expense under the ESPP was inconsequential for the three months ended March 31, 2023. The related income tax benefit for the year ended March 31, 2023 was inconsequential.

Note 15.    Income taxes

The income tax benefit for the three months ended March 31, 2023, was $(13.1) million, which was primarily attributable to the pre-tax loss of $338.5 million, offset by an incremental valuation allowance recorded due to continued losses in the U.S. and other loss jurisdictions. The effective tax rate was different than the amount expected at the statutory federal income tax rate as a result of additional state income tax benefits, an increase in the valuation allowance recorded on certain deferred tax assets, including additional deferred taxes assets generated from the goodwill impairment, that management believes are not more likely than not to be fully realized in future periods, certain nondeductible remuneration to covered employees under Internal Revenue Code section 162(m), nondeductible equity-based compensation, and non-deductible goodwill impairment.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The income tax expense for the three months ended March 31, 2022, was $4.1 million, which was primarily attributable to incremental valuation allowance recorded due to continued losses in the U.S. and other loss jurisdictions as well as tax expense recorded in foreign jurisdictions where income is generated. The effective tax rate was different than the amount expected at the statutory federal income tax rate as a result of additional state income tax benefits, an increase in the valuation allowance recorded on certain deferred tax assets that management believes are not more likely than not to be fully realized in future periods, certain nondeductible remuneration to covered employees under Internal Revenue Code section 162(m), nondeductible equity-based compensation, and the change in fair value of the warrant liabilities.

Note 16.    Commitments and contingencies

Letters of credit

As of March 31, 2023 and December 31, 2022, the Company had $4.9 million in irrevocable stand-by letters of credit outstanding, which were issued primarily to guarantee data center lease obligations and a subsidiary’s performance under a line of credit. As of March 31, 2023 and December 31, 2022, no amounts had been drawn on any of these irrevocable standby letters of credit.

Lease commitments

The Company entered into an agreement for power redundancy supply at a facility in Massachusetts. The service contract will contain a lease of power redundancy equipment, however, the lease has not yet commenced as of March 31, 2023 and December 31, 2022. This lease is expected to commence in the latter half of 2023, with a total lease commitment of $22.4 million.

Purchase obligations

As of March 31, 2023 and December 31, 2022, the Company had approximately $5.3 million and $4.4 million, respectively, of purchase commitments related to information technology (“IT”) licenses, utilities and colocation operations. These amounts do not represent the Company’s entire anticipated purchases in the future but represent only those items for which the Company was contractually committed as of March 31, 2023 and December 31, 2022, respectively.

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

•Relationships with certain members of the Company’s board of directors

The chairman of the board of directors is one of the founders and the chairman of Emerge Americas, LLC, which operates a technology conference in Miami, Florida. As of March 31, 2023 and December 31, 2022, the Company did not owe any significant amounts to Emerge Americas, LLC.

One director of the Company is also a member of the board of directors of Presidio Holdings, Inc. (“Presidio”), a provider of digital transformation solutions built on agile secure infrastructure deployed in a multi-cloud world with business analytics. During the three months ended March 31, 2023 the Company paid $0.1 million to Presidio for services (no amounts paid in 2022). As of March 31, 2023 and December 31, 2022, the Company did not owe any amounts to Presidio. Presidio is also a customer and referral partner of the Company. During the three months March 31, 2023 and 2022the Company billed Presidio $0.1 million . During the three months ended March 31, 2023 and 2022, the amounts the Company collected from Presidio was $0.1 million (the amount collected from Presidio for the three months ended March 31, 2022 was inconsequential.)

One of the former directors of the Company is also a member of the board of directors of Altice USA, Inc. (“Altice”), a vendor and a customer of the Company. The amount paid and due for the three months ended March 31, 2022 was inconsequential. The amounts billed and collected for the three months ended March 31, 2022 were $0.1 million and $0.1 million, respectively. During the three months ended March 31, 2023 Altice was not a related party of the Company.

One of the former directors of the Company is also a member of the board of directors of Navex Global, Inc. (“Navex”), a vendor and customer of the Company. The amount paid and due to Navex for the three months ended March 31, 2022, was inconsequential. The amounts billed and collected from Navex for the year ended March 31, 2022 was inconsequential. During the year ended March 31, 2023, Navex was not a related party of the Company.

CYXTERA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Related party transactions and balances

The following table summarizes the Company’s transactions with related parties for each of the three months ended March 31, 2023, and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues (1)	$0.2	$0.3
Selling, general and administrative expenses (2)	0.3	0.1

(1) Revenues for the three months ended March 31, 2023 and 2022 include amounts recognized from contracts with Presidio Appgate, Inc formerly known as Cyxtera Cybersecurity, Inc (“Appgate”). Appgate is an affiliate of the Company and a direct subsidiary of SIS, and through December 31, 2019, was a direct subsidiary of the Company.
(2) Selling, general and administrative expenses include amounts incurred from contracts with Presidio.

As of March 31, 2023 and December 31, 2022, the Company had the following balances arising from transactions with related parties (in millions):

	March 31, 2023	December 31, 2022
Accounts receivable (1)	$0.1	$0.1
Accounts payable (2)	—	—
(1)Accounts receivable at March 31, 2023 and December 31, 2022, include trade receivables due from Appgate.
(2)Accounts payable at March 31, 2023 and December 31, 2022, include amounts due to trade payables due to Appgate.

Note 19.     Subsequent events

The Compensation Committee recommended, and the Board and the Company implemented, the following revised compensation structure for the Company’s senior executives (including our named executive officers) and certain other employees of the Company and/or its subsidiaries to effectively incentivize and retain its executives and employees in light of the Company’s ongoing consideration of alternatives for its capital structure and refinancing of its existing debt. On April 25, 2023, the Company entered into retention bonus agreements with its senior executives (including our named executive officers) pursuant to which the Company will replace the recipients’ current 2023 annual bonus or short-term incentive opportunity and a specified percentage of their annual target long-term incentive compensation opportunity for 2023 with an opportunity to receive a retention payment that will be paid immediately, but the entire after-tax amount will be subject to repayment if the recipient’s employment with the Company or a subsidiary of the Company terminates prior to a specified date occurring no later than April 25, 2024 for any reason other than due to a termination by the Company without “cause” or by the recipient for “good reason” or due to the recipient’s death or disability. In addition, the Company adopted a key employee retention program (“KERP”) pursuant to which certain other employees of the Company, as designated by the Compensation Committee from time to time, will each earn a bonus payment at the end of each of four specified retention periods set forth in the KERP. Each participant in the KERP is required to remain employed through the end of the applicable retention period, but a participant whose employment with the Company or subsidiary of the Company terminates for any reason other than due to the participant’s death or disability or by the Company for “cause” will receive a pro-rata portion of the bonus payment for the retention period that the termination occurred. A total aggregate of approximately $19.1 million was approved for payment of the retention bonuses and the amounts that can be earned and paid under the KERP.

On April 27, 2023, the Company terminated its ESPP.

On May 2, 2023, the Borrower, Cyxtera DC Parent Holdings, Inc. (“Holdings”) and certain of the Borrower’s subsidiaries entered into an amendment with the majority lenders and administrative and collateral agent for such lenders (the “Forbearing Lenders”) under the Senior Secured Credit Facilities (“Amendment No. 7”). Pursuant to Amendment No. 7, the Forbearing Lenders agreed to forbear from exercising their rights and remedies during the forbearance period as a result of the failure by the Company to make the interest payment due on April 25, 2023. The missed interest payment constituted a default under the First Lien Credit Agreement, but due to the forbearance, did not constitute an event of default as defined by the First Lien Credit Agreement. The forbearance period terminated on May 4, 2023, when the Company paid the interest due.

On May 4, 2023, the Company entered into a (i) Restructuring Support Agreement; (ii) an amendment under the Senior Secured Credit Facilities wherein, among other changes, the majority lenders agreed to further amend the Senior Secured Credit Facilities to permit the Borrower and certain lenders to enter into the 2023 First Lien Term Facility (as defined below), to add certain foreign guarantees and collateral to secure the Senior Secured Credit Facilities and to provide for certain intercreditor arrangements between the lenders under the Senior Secured Credit Facilities and the 2023 First Lien Term Facility and (iii) a First Lien Priority Credit Agreement, by and among, inter alia, the Borrower, Holdings and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent and the lenders party thereto (the “2023 First Lien Term Facility”), providing for up to $50.0 million in new first lien term loan financing from certain of our lenders under our 2017 First Lien Term Facility and our 2019 First Lien Term Facility. Under the Restructuring Support Agreement, certain lenders and holders of outstanding equity interests in the Company (the “Consenting Stakeholders”) agreed, subject to certain terms and conditions, to support a sale process or financial restructuring of the existing debt of, existing equity interests in and certain other obligations of the Company Parties, pursuant to the Plan to be filed in a case to be commenced under chapter 11 (the “Chapter 11 Cases”) of title 11 of the Bankruptcy Code. Under the terms of the Restructuring Support Agreement, unless otherwise agreed to by the lenders holding at least 66.67% of the aggregate outstanding principal amount of the term loans, the Company will file the Chapter 11 Cases and pursue a recapitalization transaction on the earlier of (i) May 14, 2023 and (ii) within five business days following the Toggle Date (as defined under the Restructuring Support Agreement).The Restructuring Support Agreement contains a number of termination events, which give certain of the Consenting Stakeholders the ability to terminate the Restructuring Support Agreement.

The 2023 First Lien Term Facility matures on the earliest of (i) May 1, 2024, (ii) the date on which the obligations under such facility become due and payable pursuant to the terms of the 2023 First Lien Term Facility, whether by acceleration or otherwise, (iii) the effective date of a Chapter 11 Plan (as defined under the 2023 First Lien Term Facility) and (iv) the date of consummation of a sale of all or substantially all of our assets under Section 363 of title 11 of the United States Code.
We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued and determined that, other than the execution of the retention bonus agreements, the adoption of the KERP, the termination of the ESPP, the amendments to the Senior Secured Credit Facilities, the entry into the Restructuring Support Agreement and the entry into the 2023 First Lien Term Facility, there have been no other events or transactions which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

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

Overview of Cyxtera’s Business

Cyxtera is a global data center leader in retail colocation and interconnection services. Our data center platform consists of 65 highly interconnected data centers across 33 markets on three continents. We provide an innovative suite of deeply connected and intelligently automated infrastructure and interconnection solutions to more than 2,300 leading enterprises, service providers and government agencies around the world, enabling them to scale faster, meet rising consumer expectations and gain a competitive edge.

Recent Developments

In order to align its strategy with market conditions to support its long-term success, Cyxtera committed to a reduction in force (the “Reduction”), of approximately 80 employees and contractors (approximately 11% of our workforce). We commenced the Reduction on February 24, 2023 upon notification to certain affected employees, and we substantially completed notification of all affected employees and contractors. The Reduction has now been substantially completed. In connection with the Reduction, we estimate that we will incur approximately $3.3 million of costs and expenses, primarily comprising of severance and termination-related costs, which we recognized in the first quarter of 2023.

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

	Three Months Ended March 31,
	2023	2022
Revenues
Recurring revenue	$188.4	$173.7
Non-recurring revenues	8.3	8.7
Total	$196.7	$182.4

Bookings	$1.1	$2.1
Churn	$1.4	$1.6

We define these metrics as follows:

Revenues: We disaggregate revenue from contracts with customers into recurring revenues and non-recurring revenues. We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees, which include fees for the licensing of space and power and interconnection service fees. We consider our colocation service offerings recurring because customers are generally committed to such services under long term contracts, typically three years in length. Our interconnection services are typically on month-to-month contracts but are considered recurring because customers’ use of interconnection services generally remains stable over time. This is because interconnection services facilitate a customer’s full use of the colocation environment or support the business function housed within the customer’s colocation environment by establishing connections between colocation customers within our data center facilities and their preferred network service providers, low latency public cloud on-ramps and a wide range of technology and network service providers and business partners. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably over the term of the contract. Our management reviews monthly recurring revenue by reference to the metric of “MRR,” which is calculated as of the last day of a given month and represents the sum of all service charges for recurring services provided during such month. Our MRR was $60.1 million and $54.6 million as of March 31, 2023 and 2022, respectively. Our non-recurring revenues are primarily composed of installation services related to a customer’s initial deployment and professional services we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term in accordance with ASC Topic 606 as discussed in Note 4 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Bookings was calculated for each period presented (i.e., the three months ended March 31, 2023 and 2022) and represents the new monthly recurring service fees – based on the service fees for one month of services – attributable to new service contracts and additional services committed under existing service contracts during the period presented.

During the three months ended March 31, 2023 and 2022, the total amount of new monthly recurring service fees for colocation and interconnection services committed under service contracts (i.e., Bookings) during such three month periods totaled $1.1 million and $2.1 million respectively.

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

As presented in the table above, Churn was calculated for each period presented (i.e., the three months ended March 31, 2023 and 2022) and represents the sum of the total amount of MRR for which a service contract was terminated or reduced during the period presented.

During the three months ended March 31, 2023 and 2022, the total amount of MRR for which a service contract was terminated or reduced (i.e., Churn) during such three month period totaled $1.4 million and $1.6 million, respectively.

Key Components of Results of Operations

Revenues:

We derive the majority of our revenues from recurring revenue streams, consisting primarily of colocation service fees, which include fees for the licensing of space and power, as well as interconnection service fees. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably over the term of the contract. Our recurring revenues have made up more than 95% of total revenues for each of the past three years. In addition, during 2022, 2021 and 2020, 90%, 84% and 77%, respectively, of our Bookings came from existing customers. For purposes of calculating Bookings attributable to existing customers, an existing customer is a customer with an active service contract that executes an order for additional services. Our largest customer accounted for approximately 9% of recurring revenue for the year ended December 31, 2022, 11% of recurring revenues for the years ended December 31, 2021 and 15% of recurring revenues for the year ended December 31, 2020. Our 50 largest customers accounted for approximately 56%, 55% and 57%, respectively, of recurring revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Our interconnection revenues represented approximately 12% of total revenues for the year ended December 31, 2022 and approximately 11% of total revenues for the years ended December 31, 2021 and 2020.

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

Interest Expense, Net. Interest expense, net is primarily composed of interest incurred under our credit facilities and on finance leases.

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

Results of Operations

The following table presents our unaudited condensed consolidated results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change	% Change
Revenues	$196.7	$182.4	$14.3	8%
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization	103.8	98.0	5.8	6%
Selling, general and administrative expenses	42.1	31.3	10.8	35%
Depreciation and amortization	60.0	62.3	(2.3)	(4)%
Goodwill impairment	278.2	—	278.2	100%
Restructuring, impairment, site closures and related costs	4.5	1.3	3.2	246%
Total operating costs and expenses	488.6	192.9	295.7	153%
Loss from operations	(291.9)	(10.5)	(281.4)	2680%
Interest expense, net	(46.1)	(38.6)	(7.5)	19%
Other (expense) income, net	(0.5)	0.5	(1.0)	(200)%
Change of fair value of warrant liabilities	—	11.8	(11.8)	(100)%
Loss from continuing operations before income taxes	(338.5)	(36.8)	(301.7)	820%
Income tax (expense) benefit	13.1	(4.1)	17.2	(420)%
Net loss	$(325.4)	$(40.9)	$(284.5)	696%

Revenues

Revenues increased by $14.3 million, or 8%, for the three months ended March 31, 2023 compared to the same period in the prior year. The increase in revenue is due to a net increase in customer activation of service of approximately $14.8 million compared to the same period in the prior year.

Operating Costs and Expenses

Cost of Revenue, excluding Depreciation and Amortization

Cost of revenues, excluding depreciation and amortization increased by $5.8 million for the three months ended March 31, 2023 compared to the same period in the prior year. This increase in cost of revenues was primarily attributable to increase in the cost of power, causing utilities expenses to increase by $3.7 million and increase in personal property taxes of our data centers $1.7 million, during three months ended March 31, 2022 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.8 million, or 35%, for the three months ended March 31, 2023 compared to the same period in the prior year. Personnel and related expenses increased by $1.0 million due to additional commissions paid to our employees. Professional services expenses increased by $9.0 million as a result of the additional costs associated with the attempting to refinance of our long-term debt and being a public company compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization decreased by $2.3 million, or 4%, for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease was primarily attributable to closure of a Singapore data center in 2022, which resulted in accelerated depreciation in the same period in the prior year.

Goodwill Impairment

We incurred $278.2 million of goodwill impairment of the Company in the first quarter of 2023. For additional details, see Note 6—Goodwill and intangible assets in the notes to the consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

Restructuring, Impairment, Site Closures and Related Costs

Restructuring, impairment, site closures and related costs increase by $3.2 million, for the three months ended March 31, 2023 compared to the same period in the prior year. In the three months ended March 31, 2023, we recognized $3.3 million in connection with the Reduction.

Interest Expense, Net

Interest expense, increased by $7.5 million, or 19%, for the three months ended March 31, 2023 compared to the same period in the prior year. We incurred more interest expense period over period as a result increases in the benchmark rate used to calculate our interest payments on Senior Credit Facilities.

Other (Expenses) Income, Net

Other (expenses) income net increased by $1 million, for the three months ended March 31, 2023 compared to the same period in the prior year. The increase in other (expenses) income was driven by the change of foreign currency translation for the three months ended March 31, 2023 and 2022.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended March 31, 2023 and 2022 was $(13.1) million and $4.1 million, respectively. The income tax benefit for the three months ended March 31, 2023 was primarily attributable to the pre-tax loss of $338.6 million offset by an incremental valuation allowance recorded due to continued losses in the U.S. and other loss jurisdictions. The effective tax rate was different than the amount expected at the statutory federal income tax rate as a result of additional state income tax benefits, an increase in the valuation allowance recorded on certain deferred tax assets, including additional deferred taxes assets generated by the goodwill impairment, that management believes are not more likely than not to be fully realized in future periods, certain nondeductible remuneration to covered employees under Internal Revenue Code section 162(m), nondeductible equity-based compensation, and non-deductible goodwill impairment. The income tax expense on the pre-tax loss for the three months ended March 31, 2022 was primarily attributable to incremental valuation allowance recorded due to continued losses in the U.S. and other loss jurisdictions as well as tax expense recorded in foreign jurisdictions where income is generated. The effective tax rate was different than the amount expected at the statutory federal income tax rate as a result of additional state income tax benefits, an increase in the valuation allowance recorded on certain deferred tax assets that management believes are not more likely than not to be fully realized in future periods, certain nondeductible remuneration to covered employees under Internal Revenue Code section 162(m), nondeductible equity-based compensation, and the change in fair value of the warrant liabilities

Liquidity and Capital Resources and Going Concern

As of March 31, 2023 and December 31, 2022, we had cash of $61.9 million and $65.1 million, respectively, and had $15.2 million and $73.1 million of borrowing capacity under our $102.1 million (formerly $120.1 million in 2022) 2021 Revolving Facility, respectively. The 2021 Revolving Facility, ($82.0 million drawn as of March 31, 2023), matures on April 2, 2024. We also have $864.5 million of term loan indebtedness under our 2017 First Lien Term Facility and our 2019 First Lien Term Facility, which mature on May 1, 2024. For additional information concerning these facilities, see below under “—Debt”. We have historically financed operations and capital expenditures through a combination of internally generated cash from operations, available cash on hand, the ability to draw on our revolving credit facility, incremental equity and debt financings, as well as the proceeds from our reverse recapitalization with SVAC on July 29, 2021 and the sale of the Optional Shares (as defined in Note 11). On March 14, 2023, we entered into an amendment to our 2021 Revolving Facility (the “Revolving Facility Amendment”) which, among other things, provided for an extension of the maturity date from November 1, 2023 to April 2, 2024, an approximately $18 million reduction to the borrowing capacity under such facility, a transition of the benchmark rate for such facility from LIBOR to SOFR, increases to the applicable interest rates for borrowings under such facility and certain other covenant modifications, including additional limitations on our ability to make investments and incur indebtedness.

At this time, the Company does not have sufficient resources to repay the amounts under the revolving facility and long term indebtedness and the Company is actively considering all strategic alternatives, including restructuring its debt under the United States Code (the “Bankruptcy Code”). As part of those efforts, on May 2, 2023, the Borrower, Holdings and certain of the Borrower’s subsidiaries entered into an amendment to the Senior Secured Credit Facilities (“Amendment No. 7”) with the majority lenders from time to time party thereto and administrative agent and collateral agent for such lenders (collectively, the “Forbearing Lenders”). Pursuant to Amendment No. 7, the Forbearing Lenders agreed to forbear from exercising their rights and remedies during the Forbearance Period (as described below) as a result of the failure by the Borrower to make the interest payment due on April 25, 2023 to lenders under the First Lien Credit Agreement. The Forbearance Period terminated on May 4, 2023, when the Borrower paid the interest due.

On May 4, 2023, we entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain of our lenders representing over two-thirds of the term loan lenders under our 2017 First Lien Term Facility and our 2019 First Lien Term Facility (the “Lenders”). The Restructuring Support Agreement contemplates certain agreed-upon terms for a sale process or a financial restructuring plan to be filed in a case to be commenced under chapter 11 of title 11 of the Bankruptcy Code. See below under “—Restructuring Support Agreement” for more detail on the Restructuring Support Agreement. Concurrently with our entry into the Restructuring Support Agreement, we entered into (a) an amendment to the Senior Secured Credit Facilities (“Amendment No. 7”) with the majority lenders wherein, among other changes, the majority lenders agreed to amend the First Lien Priority Credit Agreement to permit us and certain lenders to enter into the 2023 First Lien

Term Facility (as defined below), to add certain foreign guarantees and collateral to secure the Senior Secured Credit Facilities and to provide for certain intercreditor arrangements between the lenders under the Senior Secured Credit Facilities and the 2023 First Lien Term Facility and (b) the First Lien Priority Credit Agreement (the “2023 First Lien Term Facility”) providing for up to $50.0 million in new first lien term loan financing from the Lenders to support our ongoing business operations as we seek to implement the transactions pursuant to the Restructuring Support Agreement. The 2023 First Lien Term Facility matures on the earliest of (i) May 1, 2024, (ii) the date on which the obligations under such facility become due and payable pursuant to the terms of the 2023 First Lien Term Facility, whether by acceleration or otherwise, (iii) the effective date of a Chapter 11 Plan (as defined under the 2023 First Lien Term Facility) and (iv) the date of consummation of a sale of all or substantially all of our assets under Section 363 of title 11 of the Bankruptcy Code.

The Company is undertaking, and has recently undertaken, a number of actions in order to improve its financial position and stabilize its results of operations, including a freeze on hiring, a reduction in force and cuts in non-essential spending. In addition, the Company may seek reductions in rental obligations with landlords, seek additional debt or equity capital, reduce or delay the Company's business activities and strategic initiatives, and/or sell assets. These measures may not be successful. See “Risk Factors—Risks Related to Our Indebtedness—If we are unable to refinance our material indebtedness with near term maturities, we could be forced to liquidate and/or file for bankruptcy, and the holders of our Class A common stock could suffer a total loss on their investment” from our Annual Report on Form 10-K and “Risk Factors—Because there is substantial doubt about our ability to continue as a going concern for a reasonable period of time, an investment in our Class A common stock is highly speculative and holders of our Class A common stock could suffer a total loss of their investment” in Item 1A from Part II of this Quarterly Report for additional information.

Since the Company has not successfully further extended its Revolving Facility Amendment and term loan indebtedness, or refinanced or repaid the Revolving Facility Amendment and term loan indebtedness with proceeds from other sources, such as new debt, equity capital, or sales of assets, the Company will not be able to meet its financial obligations due within twelve months from the date of issuance of these March 31, 2023 unaudited condensed consolidated financial statements with its internally generated cash from operations and available cash on hand, which raises substantial doubt about our ability to continue as a going concern. Pursuant to the terms of the Restructuring Support Agreement described below under “—Restructuring Support Agreement”, our ability to continue as a going concern is dependent upon our ability to restructure and to generate sufficient liquidity from the restructuring to meet our obligations and operating needs.

The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 1—Organization and description of the business under “Going Concern” to the financial statements for details regarding our going concern considerations. Our inability to repay the Revolving Facility and long term debt indebtedness raise substantial doubt about our ability to continue as a going concern for the period of the twelve months from the date of the issuance of these financial statements.

Restructuring Support Agreement

On May 4, 2023, the Company and certain of its direct and indirect subsidiaries (collectively, the “Company Parties”) entered into a Restructuring Support Agreement with the Consenting Stakeholders. The Restructuring Support Agreement contemplates certain agreed-upon terms for a sale process and/or financial restructuring plan (the “Plan”).

The Consenting Stakeholders as of the Agreement Effective Date (as defined in the Restructuring Support Agreement) represent over two-thirds of outstanding principal amount of term loans under the 2017 First Lien Term Facility and 2019 First Lien Term Facility and 38% of the Company’s outstanding equity interests.

Under the Restructuring Support Agreement, the Consenting Stakeholders have agreed, subject to certain terms and conditions, to support a sale process or financial restructuring of the existing debt of, existing equity interests in and certain other obligations of the Company Parties, pursuant to the Plan to be filed in a case to be commenced under chapter 11 (the “Chapter 11 Cases”) of title 11 of the Bankruptcy Code. The Restructuring Support Agreement contains a number of termination events, which give certain of the consenting stakeholders the right to terminate such Restructuring Support Agreement.

Debt

As of March 31, 2023, we had $1,111.4 million and $943.2 million in finance lease obligations and long-term debt outstanding under our Senior Secured Credit Facilities, respectively. As of December 31, 2022, we had $976.3 million and $908.3 million in finance lease obligations and long-term debt outstanding under our Senior Secured Credit Facilities, respectively. Following receipt of $75.0 million in connection with the exercise of the optional shares purchase options, we repaid the entire balance owed under the Revolving Facility and the 2021 Revolving Facility of $40.0 million. The Revolving Facility matured in May 2022 and was not renewed. Subsequent to paying down of the Revolving Facility and the 2021 Revolving Facility, the Borrower drew down $42.0 million from the 2021 Revolving Facility. On March 14, 2023, we entered into the Revolving Facility Amendment which, among other things, provided for an extension of the maturity date from November 1, 2023 to April 2, 2024, an approximately $18 million reduction to the borrowing capacity under such facility, a transition of the benchmark rate for such facility from LIBOR to SOFR, increases to the applicable interest rates for borrowings under such facility and certain other covenant modifications, including additional limitations on our ability to make investments and incur indebtedness. During the three months ended March 31, 2023, the Borrower drew down $40.0 million from the 2021 Revolving Facility. The 2021 Revolving Facility, the 2017 First Lien Term Facility and the 2019 First Lien Term Facility have a 23-month, seven- and five-year term, respectively, and are set to mature on April 2, 2024, May 1, 2024 and May 1, 2024, respectively.

As described above, we entered into two amendments to the Senior Secured Credit Facilities. On May 2, 2023 we entered into Amendment No. 7, whereby the Forbearing Lenders agreed to forbear from exercising their rights and remedies under the First Lien Credit Agreement during the Forbearance Period. On May 4, 2023 we entered into Amendment No. 8, wherein, among other changes, the majority lenders agreed to amend the Senior Secured Credit Facilities to permit the Borrower and certain lenders to enter into the 2023 First Lien Term Facility, to add certain foreign guarantees and collateral to secure the Senior Secured Credit Facilities and to provide for certain intercreditor arrangements between the lenders under the Senior Secured Credit Facilities and the 2023 First Lien Term Facility.

As described above, on May 4, 2023, we entered in the 2023 First Lien Term Facility providing for up to $50.0 million in new first lien term loan financing to support our ongoing business operations. The 2023 First Lien Term Facility matures on the earliest of (i) May 1, 2024, (ii) the date on which the obligations under such facility become due and payable pursuant to the terms of the 2023 First Lien Term Facility, whether by acceleration or otherwise, (iii) the effective date of a Chapter 11 Plan (as defined under the 2023 First Lien Term Facility) and (iv) the date of consummation of a sale of all or substantially all of our assets under Section 363 of the Bankruptcy Code.

Cash Flow

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$13.2	$12.2
Net cash used in investing activities	(33.5)	(32.4)
Net cash provided by (used in) financing activities	22.2	32.3

Operating Activities

Cash provided by our operations is generated by colocation service fees, which includes fees for the licensing of space, power and interconnection services.

During the three months ended March 31, 2023, operating activities provided $13.2 million of net cash as compared to $12.2 million during the same period in the prior year. The increase in net cash provided by investing activities during the three months ended March 31, 2023, is due to the Company selling $14.0 million in receivables under the A/R Sales Program, compared the same period in the prior year, where we factored $10.9 million of receivables and received $10.7 million, net of fees of $0.2 million. The remaining change was to other changes in working capital.

Investing Activities

Our investing activities are primarily focused on capital expenditures due to expansion activities and overall modernization of our data centers.

During the three months ended March 31, 2023, investing activities used $33.5 million of net cash as compared to net cash by $32.4 million during the same period in the prior year. The increase in net cash used in investing activities during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was an additional $1.1 million cash outflows for purchases from property and equipment.

Financing Activities

Our cash flow from financing activities is centered around the use of our Senior Secured Credit Facilities.
During the three months ended March 31, 2023, financing activities provided for use of $22.2 million of net cash as compared to net cash used of $32.3 million for the same period in the prior year. The decrease in net cash from financing activities during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due to drawing down $40.0 million under the 2021 Revolving Facility, which was offset by the paydown of $4.6 million in principal of the First Lien Term Facility. Repayments on finance leases were higher in the three months ended March 31, 2023, compared to the same period in the prior year by $1.3 million, which was a result of finance leases entered into latter part of 2022. In the current period, we did not enter into any equipment sale-leaseback transactions, compared to the same period of the prior year, where we received $10.0 million in proceeds from an equipment sale-leaseback transaction. For the three months ended March 31, 2022, was primarily due to the receipt of $75.0 million in proceeds during the period from the exercise of purchase options under the Optional Share Purchase Agreement. In addition, during the three months ended March 31, 2022, cash inflows were offset by the paydown of $40.0 million on the Revolving Facility and the 2021 Revolving Facility and a paydown of $2.3 million in principal of the First Lien Term Facility.

Contractual Obligations and Commitments

Material Cash Commitments

As of March 31, 2023, our principal commitments were primarily composed of:

•approximately $943.2 million of principal from the 2017 and 2019 First Lien Term Facility and the balance on the 2021 Revolving Facility (net of debt issuance cost and debt discount);
•approximately $1,411.7 million of total lease payments, net of interest expense, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised; and
•approximately $5.3 million of other non-capital purchase commitments related to IT licenses, utilities and our colocation operations. These commitments to purchase IT contractually bind us for goods, services or arrangements to be delivered or provided during 2023 and beyond.

For further information on maturities of lease liabilities and long-term debt, see Notes 8 and 9, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Contractual Obligations

Additionally, we entered into lease agreements with various landlords primarily for data center spaces which have not yet commenced as of March 31, 2023. For additional information, see “Maturities of Lease Liabilities” in Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We entered into an agreement for power redundancy supply at a facility in Massachusetts, which has not yet commenced as of March 31, 2023. For additional information, see “Lease Commitments” in Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance-Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

We believe that there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

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

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates. We are subject to interest rate risk in connection with our credit facility, which has variable interest rates. The interest rates on the facility are based on a fixed margin plus a market interest rate, which can fluctuate accordingly but is subject to a minimum rate. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. For every 100 basis point change in interest rates, the annual interest expense on our credit facilities could increase by a total of approximately $8.6 million or decrease by a total of approximately $8.6 million based on the outstanding borrowings under our credit facility as of March 31, 2023.

The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair value of our 2017 First Lien Term Facility and 2019 First Lien Term Facility as of March 31, 2023 and December 31, 2022 were based on the quoted market price for these instruments in an inactive market, which is considered Level 2 of the fair value hierarchy. The carrying value of the Revolving Facility approximates estimated fair value as of March 31, 2023 and December 31, 2022 due to the variability of interest rates.

The following table represents the carrying value and estimated fair value of our 2017 First Lien Term Facility, the 2019 First Lien Term Facility and Revolving Facility as of (in thousands):

	March 31, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
2017 First Lien Term Facility	$768.2	$780.0	$772.2	$780.0
2019 First Lien Term Facility	96.3	98.0	96.8	98.0
2021 Revolving Facility	82.0	82.0	42.0	42.0

Foreign Currency Risk

We primarily use the US dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. The Company has transactional currency exposure arising mainly from revenue or expenses which are denominated in currencies other than its functional currency. The US dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the year ended December 31, 2022. This has impacted our consolidated balance sheet and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the US dollar will continue to impact us in future periods. A hypothetical 10% strengthening of the US dollar against foreign currencies would have a reduction of our loss from operations before income taxes of approximately $1.6 million. A hypothetical 10% weakening of the US dollar against foreign currencies would have a reduction of our loss from operations before income taxes of approximately $1.6 million.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed so that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various litigation matters incidental to the conduct of our business. As of March 31, 2023, we were not a party to any legal proceedings the resolution of which we believe would have a material adverse effect on our consolidated business prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K. The risks and uncertainties described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. Significant additional risk factors since our Annual Report on Form 10-K are described below:

Because there is substantial doubt about our ability to continue as a going concern for a reasonable period of time, an investment in our Class A common stock is highly speculative and holders of our Class A common stock could suffer a total loss of their investment.

Although in early 2023 we undertook certain business optimization and cost-cutting measures and entered into the Revolving Facility Amendment on March 14, 2023, amendments to the Senior Secured Credit Facilities on May 2, 2023 and May 4, 2023, and entered into the 2023 First Lien Term Facility on May 4, 2023, the additional liquidity created by such measures may be insufficient. As a result, substantial doubt exists about our ability to continue as a going concern for a reasonable period of time. Our liquidity constraints may result in an event of default under our Senior Secured Credit Facilities. If we default under our Senior Secured Credit Facilities, the lenders may exercise remedies following any applicable grace periods, including electing to accelerate the principal amount of the indebtedness, suing us for non-payment or taking action with respect to the collateral securing our Senior Secured Credit Facilities. We may seek waivers or other relief from the lenders with respect to any events of default. However, there is no guarantee that any such efforts will be successful. If lenders under our Senior Secured Credit Facilities were to accelerate and we were not able to refinance such indebtedness, such acceleration could have a material adverse effect on the Company.

There is no assurance that we will be able to comply with the terms of the Restructuring Support Agreement or successfully complete the restructuring contemplated thereby, creating substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to restructure and to generate sufficient liquidity from the restructuring to meet our obligations and operating needs. The Restructuring Support Agreement that the Company entered into with the Consenting Stakeholders contain material conditions we must satisfy, including the timely completion of specified milestones related to the solicitation of votes to approve a Plan, commencement of Chapter 11 Cases under the Bankruptcy Code, confirmation of a Plan, consummation of a Plan, and the entry of orders relating to the DIP Facility (as defined in the Restructuring Support Agreement). Our ability to timely complete such milestones required to restructure is subject to risks and uncertainties many of which are beyond our control. There can be no assurance that we will be able to successfully restructure on the terms set forth in the Restructuring Support Agreement, or at all, or realize all or any of the expected benefits from restructuring. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview” and “–Liquidity and Capital Resources and Going Concern” and Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 9 for further detail of our debt obligations as of and for the year ended December 31, 2022.

If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan may be materially and adversely affected.

The Restructuring Support Agreement contains a number of termination events, which give certain of the Consenting Stakeholders the right to terminate such Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate a Plan. If a Plan is not consummated, there can be no assurance that we would be able to enter into a new plan or that any new plan would be as favorable to holders of claims as a Plan contemplated by a Restructuring Support Agreement. In addition, any Chapter 11 Cases may become protracted, which could significantly and detrimentally impact our relationships with our suppliers, service providers, customers, employees, and other third parties.

We may not be able to obtain confirmation of the Plan.

There can be no assurance that the Plan as outlined in a restructuring term sheet under the Restructuring Support Agreement (or any other plan of reorganization) will be approved by the Bankruptcy Court. The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in a Plan, and there can be no guarantee of success with respect to a Plan or any other plan of reorganization. For instance, we might receive objections to confirmation of a Plan from various stakeholders in any Chapter 11 Cases. We cannot predict the impact that any objection might have on a Plan or on a Bankruptcy Court’s decision to confirm a Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

There can be no assurance as to whether we will successfully reorganize and emerge from any Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from any Chapter 11 Cases. If we are unable to successfully reorganize, we may not be able to continue our operations.

The terms of the DIP Facility or other future indebtedness may reduce our operating and financial flexibility, and we may not be able to satisfy our obligations under these or other, future debt arrangements.

The terms of the DIP Facility or other future indebtedness (including any exit financing to consummate the restructuring) would contain a number of restrictive covenants that would impose certain operating and other restrictions. Such covenants may, among other things, limit our ability and the ability of certain of our subsidiaries to:

•incur additional indebtedness, guarantee indebtedness or issue preferred stock;
•create liens;
•make certain investments or make other restricted payments;
•enter into mergers or consolidations, or transfer or sell all or substantially all of our assets;
•pay dividends on, or make distributions in respect of, or redeem or repurchase, capital stock;
•make certain asset sales;
•enter into restrictions affecting the ability of certain of our subsidiaries to make distributions, loans or advances to us or other subsidiaries; and
•engage in transactions with affiliates.

In addition, the DIP Facility will require us to comply with specified covenants, including financial ratios. These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt.

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
10.1
Amendment to the Credit Agreement, dated March 14, 2023, by and among Cyxtera DC Holdings, Inc. (f/k/a Colorado Buyer Inc.), Cyxtera DC Parent Holdings, Inc., Citibank, N.A., as administrative agent and collateral agent and the other lenders party thereto (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 16, 2023, and incorporated herein by reference.

10.2*#	Amendment to Cyxtera Technologies, Inc. 2022 Employee Stock Purchase Plan
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of the Chief Executive Officer
32.2**	Section 1350 Certification of the Chief Financial Officer
101.DEF*	XBRL Instance Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.INS*	XBRL Instance Document
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith.
**    Furnished herewith.
#    Represents management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

CYXTERA TECHNOLOGIES, INC.

Date: May 5, 2023

/s/ Carlos Sagasta
Carlos Sagasta
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)